Form 10-K405
period 1999-12-31
WEB STREET INC //
filed 2000-03-30
CIK 1088348

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission File Number 0-27705

                                WEB STREET, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                               36-4212401
    (State or other jurisdiction                  (I.R.S. Employer
 of incorporation or organization)              Identification No.)

                 510 Lake Cook Road, Deerfield, Illinois 60015
              (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (847) 444-4700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (assuming, for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant's Common Stock on March 27, 2000, was $163,450,177.

   The number of shares of the registrant's Common Stock outstanding as of March 27, 2000, was 25,684,777.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the registrant's Definitive Proxy Statement relating to the registrant's 2000 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
 Item 1.  Business ......................................................     1
          Overview.......................................................     1
          Industry Background............................................     2
          The Web Street Solution........................................     3
          Our Services...................................................     5
          International and Content Relationships........................     8
          Technology and Systems.........................................     9
          Marketing......................................................    10
          Operations.....................................................    12
          Competition....................................................    13
          Intellectual Property and Other Proprietary Rights.............    14
          Regulation and Supervision.....................................    14
          Employees......................................................    17
          Risk Factors...................................................    18
          Cautionary Note Regarding Forward-Looking Statements...........    31

 Item 2.  Our Properties.................................................    32

 Item 3.  Legal Proceedings..............................................    32

 Item 4.  Submission of Matters to a Vote of Our Security Holders........    32

                                    PART II

 Item 5.  Market for Our Common Equity and Related Stockholder Matters...    32
          Price Range of Common Stock....................................    32
          Dividends......................................................    33
          Sales of Unregistered Securities...............................    33
          Use of Initial Public Offering Proceeds........................    34

 Item 6.  Selected Financial Data........................................    35

          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    36
          Overview.......................................................    36
          Results of Operations..........................................    38
          Years Ended December 31, 1999, 1998 and 1997...................    38
          Quarterly Results of Operations................................    42
          Income Taxes...................................................    43
          Liquidity and Capital Resources................................    43
          Year 2000 Readiness............................................    45
          Recent Accounting Pronouncements...............................    45

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    46

 Item 8.  Financial Statements and Supplementary Data....................    46

          Changes in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    46

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    47

 Item 11. Executive Compensation.........................................    47

 Item 12. Security Ownership of Certain Beneficial Owners and Management.    47

 Item 13. Certain Relationships and Related Transactions.................    47

                                    PART IV

           Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    47
 Index to Consolidated Financial Statements...............................  F-1

                                    PART I

Item 1. Business

Overview

   We provide online brokerage services to individual investors, primarily in the United States, Europe, Asia and Latin America. Through our web site, located at www.webstreet.com, our customers can quickly execute equity, option and mutual fund trades at a low cost and conveniently access real-time trading information, financial market data and account information.

   We have built and continue to invest in a proprietary online trading system that is cost efficient, secure and highly scalable. In our virtual trading pit, our customers can do all the following with just a few clicks of a mouse and without changing screens:

  . track stock quotes that automatically update in real time as the market moves;

  . view up-to-date news and financial market headlines from multiple sources;

  . buy and sell securities, including stocks, and options;

  . buy, sell or exchange over 4,000 load and no-load mutual funds, obtain fund information, view fund performance reports from Morningstar and read complete fund prospectuses through our online Mutual Fund SuperSite;

  . receive quick confirmation of executed trades; and

  . check securities positions and account balances that are updated in real time to reflect just-completed trades.

Our customers have access to personalized investment tools, including portfolio tracking; historical and intra-day stock charting; market-maker information; financial market and company news; and third-party investment research from IPO.com, BASELINE Financial Services, Inc., Morningstar Equity Research and others. We provide these services 24 hours a day, seven days a week through the Internet. During the year ended December 31, 1999, online transactions constituted over 90% of our transaction volume. We also offer toll-free telephone access for customers who want to enter orders through a licensed broker or our automated touch-tone telephone trading service. Further, we provide high-quality customer service 24 hours a day, seven days a week through a toll-free telephone number, 1-800-WEBTRADE, and online help desk.

   We are partnering with foreign brokerage firms to offer our Unified Global Brokerage Accounts. These accounts currently enable customers of these firms to trade in U.S. securities markets through translated versions of our web site, using funds which customers deposit in local currencies and may convert to U.S. dollars for immediate trading. Our foreign partners market our online services and provide local customer support in their customers' own languages. We have a mutually exclusive agreement with ConSors Discount-Broker, a leading European online discount brokerage firm. Under this agreement, through January 2003, ConSors is required to direct to us all its customers in Germany, France, Spain, Switzerland, Italy, Austria and Luxembourg who want to trade stocks or options in U.S. markets. We also have a similar agreement with Landsbref, Ltd., the securities house of The Bank of Iceland, under which Landsbref is required to direct to us, and we currently provide our services to, all its customers in Iceland who want to trade stocks or options in U.S. markets. In October 1999, we established an alliance with a subsidiary of Sun Hung Kai & Co. Securities Ltd., a leading brokerage firm in Hong Kong, to provide our online brokerage services to its customers in Hong Kong and to help us form alliances or joint ventures in China, Japan and Australia and possibly other Asian markets. We also established an alliance with a subsidiary of C.B. Capitales, a leading online brokerage firm in Chile, to provide our online brokerage services to its customers in Chile. Through our Unified Global Brokerage Accounts, we plan to enable online investors worldwide to trade in major global financial markets.

   We conduct all our brokerage activities through a wholly-owned subsidiary, Web Street Securities, Inc., an Illinois corporation and registered broker-dealer, which was incorporated in Illinois on September 3, 1996. We incorporated in Delaware on December 31, 1997 under the name Web Street Financial Group, Inc., which we changed to WebStreet.com, Inc. on February 9, 1999 and to Web Street, Inc. on August 11, 1999.

Industry Background

 Increase In Investment Activity

   In recent years, the U.S. market for equity securities has grown dramatically and there has been a large increase in the average daily trading volume. In addition to the strong U.S. market, the increased use of IRAs, 401(k)s, employee stock ownership plans, stock options and mutual funds has created greater interest and participation of individuals in the market.

 Emergence of the Internet and Online Commerce

   The Internet is revolutionizing the way that organizations and consumers interact and conduct business. The explosive growth in business on the Internet has been driven by the Internet's ability to offer businesses and consumers a compelling and cost-effective medium for communications and commerce through its accessibility and convenience, use of open standards and ability to enable real-time interactions. One driver of this growth is the fact that consumers in the United States and internationally are becoming more comfortable conducting transactions on the Internet. The increasing prevalence of online commerce options, such as purchases and sales, funds transfers and online banking, bill presentment and payment, has also contributed to this growth by simplifying and automating financial transactions for consumers and, in many cases, significantly reducing costs for consumers by eliminating the need for intermediaries that traditionally charge fees to provide products, services or information.

 Development of the Online Brokerage Industry

   The emergence of the Internet is changing the financial services industry, particularly the securities brokerage sector. In fact, online brokerage firms have grown significantly faster than the brokerage industry as a whole. Over the past five years online trading has grown from only a handful of trades a day to now accounting for nearly 50% of all retail equity trades. We believe the rapid development of the online brokerage industry has been driven principally by the following factors:

  . Individual investors are increasingly taking direct control over their personal financial affairs because they find it more convenient than relying on traditional financial intermediaries. Individual investors want the flexibility to transact business at times and places that are convenient for them. Online brokerage firms enable investors to place trades 24 hours a day from their homes, offices and other locations, without the need to contact a broker;

  . Individual investors are increasingly taking direct control over their personal financial affairs because they find it less expensive than relying on traditional financial intermediaries. Online brokerage firms provide investors with lower per-trade commissions due to the cost savings associated with delivering brokerage services over the Internet. Online brokerage firms are also able to provide investors with access to information at little or no charge because of the low cost of exchanging information over the Internet; and

  . Individual investors have become increasingly sophisticated and knowledgeable about investment strategies and alternatives. In response, online brokerage firms have developed a range of tools and services not currently offered by traditional brokerage firms that meet the needs of these investors, including access to real-time stock quotes and market-maker information, as well as the ability to manage their investment portfolios online.

   We believe that, as online brokerage firms continue to take advantage of the speed and other capabilities of the Internet, this rapid development of the online brokerage industry will continue. Forrester Research, Inc., a leading information technology data research firm, estimates that:

  . the number of U.S. online brokerage accounts will grow to over 20.4 million by the end of 2003; and

  . the value of assets held by customers in accounts with online brokerage firms will grow to over $3 trillion by the end of 2003.

   International markets also present significant opportunities for online brokers. While current web usage in Europe and Asia trails U.S. rates, Computer Industry Almanac, Inc. predicts that web penetration will grow faster outside North America in the next several years. In a January 2000 report, Forrester Research forecasted that European Internet brokerage accounts will rise from 1.26 million at the end of 1999 to 14.0 million by the end of 2004.

 Our Opportunity

   We believe that these trends have contributed to a growing opportunity for all providers of online financial services. However, as U.S. and international investors continue to desire greater control over their own financial decisions, they are becoming more demanding of these financial services providers. Investors are increasingly looking for:

  . quick and secure transaction execution;

  . immediate access to current financial information and investment tools;

  . convenience, simplicity and ease of access;

  . certainty that trades will be completed reliably;

  . the ability to trade worldwide; and

  . low transaction fees.

The Web Street Solution

   We have designed our web site and proprietary trading systems from the ground up specifically to meet investor demands. This contrasts the approach of many of our competitors who have adapted existing systems designed for traditional brokerage services. We provide easy-to-use and cost-effective online brokerage services that satisfy our customers' specific investing needs. We enable individuals to take greater control of their investment decisions and financial transactions through the following features:

  . Cost-Effective, Global Online Services. We have capitalized on the global reach of the Internet by enabling customers worldwide to trade in U.S. securities on our web site. By leveraging the low-cost infrastructure and efficiencies of the Internet, we are able to provide cost-effective online brokerage services to a broad range of customers around the world. We are partnering with foreign brokerage firms to offer our Unified Global Brokerage Accounts. These accounts currently enable customers of these firms to trade in U.S. securities markets through translated versions of our web site, using funds which customers deposit in local currencies and may convert to U.S. dollars for immediate trading. Our foreign partners market our online services and provide local customer support in their customers' own languages. In December 1998, we established a mutually exclusive arrangement with ConSors Discount-Broker, a leading online discount brokerage firm in Europe. We currently provide our services to ConSors customers with accounts in Germany and expect to begin serving ConSors customers with accounts in France and Switzerland in the second quarter of 2000 and ConSors customers with accounts in Spain, Italy, Austria and Luxembourg in the second half of 2000. Investors in these European countries who trade U.S. securities through our ConSors relationship pay the same low transaction fees as investors who trade directly through us in the United States. In addition, a limited number of investors in approximately 90 other countries use our brokerage services by directly accessing our web site.

  . Real-Time Data. Our web site provides automatically updated market data, including stock quotes, market-maker information and financial news, in real time. Investors can track the rapid movement of stock prices, as well as relevant corporate and market news, on individually designed watch lists. Our web site also provides account information that is updated in real time, rather than periodically or overnight, to allow our customers to better track their positions. We notify customers as to the status of their placed orders, usually within seconds of their order entry, and update their account balances, usually within seconds of filling the orders. Our technology gives customers real-time buying power information and enables investors to make informed investment decisions in a more timely and convenient manner in constantly changing markets.

  . Fast, Reliable and Efficient Trading System. We specifically designed our systems and operations to exploit the operating benefits of the Internet, rather than simply to link customers electronically to an existing traditional brokerage operation. We have automated the online investment process, significantly reducing the need for human intervention to review or execute trades for our customers. As a result, currently, over 90% of all our customer orders are entered, processed and confirmed electronically. This allows us to avoid the longer trade execution time, personnel requirements, possibility of human error and costs associated with less automated order entry and processing. In addition, we designed our system with excess capacity to allow uninterrupted access and rapid trade entry during periods of heavy trading volume. Our system is fully redundant. If any component affecting the ability of our customers to enter orders fails, a back-up will automatically take over in a manner that is transparent to our customers. However, approximately five minutes will be required to completely remedy a database or network connection failure. Additionally, we have begun to develop a second data center so that we can (1) continue to serve our customers in the event of a catastrophic systems failure at one of our facilities, (2) increase our overall system capacity and (3) operate more efficiently by splitting the demands on our system between two facilities. Our system also allows for application programs to be quickly modified in response to changing customer requirements, for processing power to be quickly and easily added without service interruption and for advanced and complementary financial services and products to be easily added. In addition, we offer highly secure services through our use of encryption and authentication technology, allowing investors to conduct transactions privately and with confidence that their funds and securities are protected.

  . User-Friendly Web Site. Our web site has user-friendly graphical interfaces that make online investing easy and fast, even for investors unaccustomed to conducting transactions over the Internet. Through our virtual trading pit, our customers have quick and convenient access to a variety of investment tools, including portfolio tracking, market-maker information, historical and intra-day stock charting, market and company news and investment research. Investors can even customize user interfaces on our web site to select the market and securities watch lists, news, charts and market analyses that are most valuable to them based on their individual investment objectives. With these tools, investors can conveniently and quickly trade securities and access a wide variety of financial and account information with just a few clicks of their mouse and without changing screens on our web site. In addition, our web site contains an online help desk that provides basic information on how to use our services, answers to frequently asked questions about our web site and services and a glossary of frequently used financial terms.

  . Continuous Access and Support. We offer customers the ability to place orders with us 24 hours a day, seven days a week. We submit orders placed after market hours for execution upon the next day's market opening. Customers can trade securities through the Internet, with licensed brokers over the telephone or through our automated touch-tone telephone trading service. Customers have the ultimate control over when and where they enter trade orders. In addition, we believe that offering quality customer service and support is critical to building and maintaining high levels of customer satisfaction, retention and loyalty. Our online help desk provides quick and efficient answers to customers' questions. In addition, although we do not provide investment advice, we provide toll-free telephone access to service representatives 24 hours a day, seven days a week for customers requiring additional information.

Our Services

   We have designed our online brokerage services to serve the needs of all types of self-directed investors, regardless of their investing style, trade frequency or level of sophistication. Our user-friendly web site enables customers to trade securities easily and quickly online and, with its advanced features, also provides customers with customized direct access to a wide variety of investment tools and real-time financial information. We provide customers 24-hour access to their accounts, financial market news and trading information through the Internet and over the telephone. Our proprietary transaction and order routing system provides quick execution on most orders, timely on-screen trade confirmations and access to up-to-the-minute account information.

 Stock and Options Trading

   Stock and options trading constituted essentially all of our transaction volume during the year ended December 31, 1999. Customers can place orders directly to buy and sell Nasdaq and U.S. exchange-listed securities, as well as equity and index options, through our automated order processing system. We support a range of order types, including market orders, good-till-canceled or day orders, stop orders, limit orders and short sales. We electronically review the parameters of an order, together with the customer's buying power and positions held, prior to executing an order. All listed market orders, subject to certain size limitations, are executed at the National Best Bid/Offer (NBBO) or better as soon as possible after they are routed to the market-maker or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all U.S. stock exchanges and market-makers registered in a specific security. Eligible orders are exposed to the marketplace for possible price improvement, subject to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders, subject to certain size limitations, are executed at the Best Bid/Offer (Inside Market) or better as soon as possible after they are routed to the market-maker in a given security. The Best Bid/Offer (Inside Market) is equivalent to NBBO, but only relates to Nasdaq stocks. All transaction and portfolio records are electronically updated within seconds to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening . Account holders generally receive almost immediate electronic notification of order executions, which are later followed by printed trade confirmations and detailed monthly statements.

   We are currently developing various advanced trading features, including the ability to program investments, to help our customers effectively implement their investment strategies. For example, we plan to enable customers to set profit and loss parameters under which trades will be placed, with our systems monitoring the market to automatically place the trade to satisfy the parameters. We also plan to enable customers to create baskets of stock that can be traded in a single order. In addition, we are developing advanced options trading features that will enable investors to place spread and straddle orders.

   We offer low commissions on trades of listed and Nasdaq securities, as well as equity and index options. Our commissions on equities are currently $14.95 per Internet trade, $17.95 per automated touch-tone telephone trade and $24.95 per trade executed by telephone through a registered representative. On equity and index option trades, we also charge $14.95, $17.95 and $24.95 per trade, plus $1.75 per contract. We currently offer commission-free trades on over-the-counter orders of 1,000 or more shares for stocks priced at over $2.00 per share. We can offer these commission-free trades because, through our arrangement with U.S. Clearing Corporation, a subsidiary of Fleet Financial Group, Inc., we currently receive payment related to order flow of $0.025 per share for over-the-counter trades priced at more than $2.00 per share. When our current agreement with U.S. Clearing expires on April 30, 2000, we may no longer be able to offer these commission-free trades. See "--Operations-- Clearing" and "--Risk Factors--Our business may be adversely affected by the expiration of our clearing agreement in April 2000."

 Mutual Funds

   Our online Mutual Fund SuperSite enables our customers to analyze, compare and trade online over 4,000 load and no-load mutual funds in over 300 fund families. On our web site, customers can:

  . search the mutual funds we offer by name and criteria, such as fund category, fees, performance, risk and rankings;

  . view fund performance reports from Morningstar which provide comprehensive fund information, including returns, investment objectives, fees, holdings and analysis;

  . read the prospectuses for mutual funds they are interested in and enter orders to purchase or sell an existing position; and

  . automatically re-invest dividends and capital gains from particular mutual funds.

   Our customers can also obtain information regarding, and execute trades of, these mutual funds by contacting one of our licensed brokers on the telephone. We do not currently charge our customers commissions on the purchase, sale or exchange of mutual funds in transactions of $500 or more on our SuperSite.

 Margin Accounts

   Through our clearing agreement with U.S. Clearing, our customers are able to maintain margin accounts with U.S. Clearing. In an account authorized for margin trading, U.S. Clearing can lend our customers a portion of the market value of certain securities maintained in the customers' accounts up to the limit imposed by the Federal Reserve Board of Governors under Regulation T, which for most equity securities is initially 50%. U.S. Clearing, at its discretion, may establish higher margin requirements for volatile stocks. These loans are collateralized by the securities in the customers' accounts. Our customers can use these margin loans to purchase additional securities using our online brokerage services. Customers may also sell securities short, without owning them, in their margin account, subject to minimum equity and applicable margin requirements and the availability of the securities to be borrowed and delivered. We indemnify U.S. Clearing for losses it suffers on loans to our customers secured by securities in their accounts with us.

   Together with U.S. Clearing, we proactively seek to control the risks associated with these activities. We approve new margin accounts only after reviewing the customer's credit history and relevant financial data. We require customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Pursuant to these guidelines, we monitor required levels daily, and where necessary on an intra-daily basis, and require customers to deposit additional collateral or reduce securities positions when necessary. To date, we have experienced only modest losses on these accounts, and we believe we have established adequate credit assessment procedures. We expect to become self-clearing after our agreement with U.S. Clearing expires on April 30, 2000. As a self-clearing firm, our customers will be able to maintain margin accounts directly with us, and we plan to continue using our current credit assessment procedures. See "--Risk Factors-- We may suffer losses if we fail to manage effectively our customer credit risks."

 Market Data and Financial Information

   We continually receive from content providers a direct feed of detailed stock quote data during trading hours and market information and news throughout the day. Customers can create their own personal lists of stocks and options for quick access to this current price information and other company information and news 24 hours a day. We provide our customers easy and free access from one screen to all the following information:

  . research and industry graphical reports of fundamental investment information for approximately 7,000 companies and 100 industries, including company overviews, market trends, earnings estimates, price-to-earnings ranges, stock price charts and industry comparisons, from BASELINE and Morningstar;

  . unlimited real-time static stock quotes and expanded quotes that provide more detailed information about a security, including trading volume, 52-week highs and lows, earnings per share and time and size of last sale;

  . up to 10 customized watch lists of 10 securities each and real-time world financial news relating to these securities from Reuters News Service, PR Newswire and Business Wire;

  . summaries of composite indices, including those for the major U.S.
    exchanges, Nasdaq and S&P 500 and market look tables that provide a quick glance at the market;

  . initial public offering filing and pricing data from IPO.com, provided by Reuters Reality Online;

  . indices and key news items for over 20 major global financial markets;
    and

  . information about mutual funds, searchable by specific desired criteria.

   We are continuously looking to enhance the ways we can help investors develop and evaluate their investment choices. Through our arrangement with Reuters Reality Online, our customers can also view more detailed intra-day and historical trading charts and quickly search for securities that satisfy selected criteria. For example, a customer can find all stocks in a particular industry that have a specified price-to-earnings ratio. In addition to these basic services, we offer customers the ability to receive unlimited bid and ask quotes that are automatically updated in real time. Customers can receive this real-time feature, which enables them to trade while continually monitoring their various positions, for $29.95 per month. For an additional $50.00 per month, customers can receive these automatically updated real-time quotes and real-time Nasdaq Level-2 market-maker information, which consists of current lists of market-makers for each Nasdaq security, the bid and offer by market-maker, the size of the bid and offer and the time the market-maker was quoted. Through Web Street on Demand, our private label of Wall Street on Demand, we also enable our customers to download or receive by fax detailed research reports on companies from top research firms, including Standard & Poor's, First Call, Business Wire, Vickers and Renaissance Capital. Customers are charged for these reports on a per report basis. We also enable our customers who access Web Street on Demand to receive a free stock portfolio management tool.

 Portfolio Tracking and Records Management

   Customers have online access to a listing of all their portfolio activity during the preceding 60 days, including transaction data on the date of purchase, cost basis, current price, current market value and margin balances. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes money market balances, buying power, net market portfolio value, dividends, commissions paid, trade dates, settlement dates, deposits and withdrawals. Brokerage history includes a detailed status of all orders placed by a customer, including whether any order is pending or open or has been executed or canceled. Our customers can obtain historical account, transaction and brokerage information that is more than 60 days old from our clearing agent. We are developing advanced portfolio management features to enable customers to maintain tax records, including total short-term or long-term capital gain or loss, keep track of stock splits and create shadow portfolios to include any number of financial instruments a customer is interested in tracking, including assets held at another brokerage firm.

 Private Client Group

   Our private client group, Web Street Elite, offers premium service to our largest and most active accounts. Customers who have at least $250,000 in equity in their accounts or trade more than 25 times per month receive free unlimited streaming real-time quotes, quick trade execution with one click of a mouse and generally more personalized service. Customers who have at least $500,000 in equity in their accounts or trade more than 45 times per month receive free unlimited streaming real-time quotes, quick trade execution with one click of a mouse, Nasdaq Level-2 market-maker information and the ability to reach us on a dedicated toll-free telephone line any day of the week between 9:00 a.m. and 5:00 p.m., Eastern Time.

 Cash Management Services

   Customer payments are received through the mail or federal wire system and are credited to customer accounts upon receipt. Uninvested funds earn interest in a money market account maintained by U.S. Clearing. In addition, we provide free unlimited checking services through a commercial bank. We also provide our customers with the opportunity to obtain a Web Street Platinum MasterCard issued by First USA Bank. We enable customers who have this credit card to view their credit card account summaries on our web site.

International and Content Relationships

   We pursue relationships with international financial institutions and content providers to increase our access to online consumers and expand the services and products we offer to our online customers.

 International

   We are expanding into new markets through alliances with financial institutions in international markets. These relationships provide us access to international customer bases, market knowledge and contacts. We believe that these alliances can accelerate worldwide acceptance of our online brokerage services and Unified Global Brokerage Accounts, which we intend to make available to customers worldwide.

   In December 1998, we entered into a mutually exclusive three-year agreement with ConSors Discount-Broker, a leading European online discount brokerage firm, under which ConSors is required to direct to us all its customers in Germany, Switzerland, Italy, Austria and Luxembourg who want to trade stocks or options in U.S. markets. In January 2000, we amended and restated this agreement (1) to require ConSors to also direct to us all of its customers in France and Spain who want to trade stocks and options in U.S. markets, (2) to extend the agreement to January 2003 and (3) to make us responsible for all margin losses for trades executed by ConSors customers directed to us. We currently provide our services to ConSors customers in Germany and expect to begin serving ConSors customers in France and Switzerland in the second quarter of 2000 and ConSors customers in the four other countries covered by this agreement in the second half of 2000. ConSors customers who trade in U.S. securities markets through us pay the same low transaction fees as investors who trade directly through us in the United States. ConSors markets our online services to, and provides customer service for, its international customers at its own expense. We pay ConSors a portion of the gross profits earned by us on trades executed by these customers, which consist of transaction revenues and interest income less trade clearing and execution charges. In January 1999, we entered into a similar agreement with Landsbref, Ltd., the securities house of The Bank of Iceland, under which Landsbref is required to direct to us, and we currently provide our services to, all its customers in Iceland who want to trade stocks or options in U.S. markets. Our agreement with Landsbref has a one-year term that automatically renews in January of each year. We or Landsbref may terminate the agreement with one year's prior notice to the other party. We have created co-branded web sites with ConSors and Landsbref which include information translated into German and Icelandic.

   In October 1999, we entered into an agreement for a mutually exclusive five-year alliance with Sun Hung Kai Online Limited. Sun Hung Kai is a wholly-owned subsidiary of Sun Hung Kai Securities Ltd., a leading brokerage firm in Hong Kong. Under the agreement, we are the only U.S. online broker made available and promoted by Sun Hung Kai to its customers who want to trade stocks or equity-based options in U.S. markets. We recently launched a co-branded web site with Sun Hung Kai which is currently in English, but will include information translated into Chinese. Sun Hung Kai has also agreed to pursue alliances or joint ventures on our behalf in China, Japan and Australia and possibly other Asian markets. After the initial five-year term of our agreement with Sun Hung Kai, the agreement automatically renews for one year in October of each year and we or Sun Hung Kai may terminate the agreement with 90 days' prior notice. The other terms of our agreement with Sun Hung Kai are substantially similar to the terms of our agreement with ConSors. In connection with this alliance, we issued Sun Hung Kai warrants to purchase 1,200,000 shares of our common stock, 1,000,000 of which are not exercisable until at least 360 days after satisfaction of performance milestones and 200,000 of which were exercisable immediately.

   In August 1999, we entered into an agreement for a mutually exclusive three-year alliance with CB Corredores de Bolsa, S.A. to provide our online brokerage services to its customers in Chile. CB Corredores is a wholly-owned subsidiary of C.B. Capitales, a leading online brokerage firm in Chile. We will create a co-branded web site with CB Corredores which includes information translated into Spanish. After the initial three-year term of our agreement with CB Corredores, the agreement automatically renews for one year in August of each year and we or CB Corredores may terminate the agreement with 90 days' prior notice. The other terms of our agreement with CB Corredores are also substantially similar to the terms of our agreement with ConSors.

   We are exploring alliances and joint venture opportunities in a number of other international markets, including the United Kingdom, Japan, Canada, Scandinavia and South America.

 Content

   We rely on leading content providers to provide us with all of the financial information, market news, charts, stock quotes, research reports and other fundamental data we offer to our customers. These content providers include S&P Comstock, BASELINE, Reuters News Service, Wall Street on Demand, PRNewswire, Business Wire, Morningstar, NewRiver Investor Communications and IPO.com through Reuters Reality Online. We regularly add content to our web site to satisfy the investing needs of our broad range of customers.

Technology and Systems

   We completed the first version of our fully-automated proprietary transaction and order routing system in July 1997. This system leverages the speed and utility of the Internet to satisfy the demanding requirements of real-time online trading activities. While some of our online competitors require personnel to review each order to confirm that the order is accurate and may be executed by the customer, our systems eliminate the need for this time-consuming human intervention in the vast majority of cases. Our fully-automated systems quickly determine whether customers' orders can be placed, including ascertaining whether there is an error in the order, whether a customer has enough funds in his or her account and whether the relevant market is open. This automation:

  . substantially reduces trade execution time;

  . makes it more likely that investors' trades will be completed at desired prices; because securities prices are often extremely volatile, delays in processing can cause customer market orders to be completed at prices that are different from those available at the time the orders were originally entered by investors;

  . enables customers to know in real time when their transactions have been completed and how their accounts have been affected;

  . minimizes human error; and

  . lowers personnel costs.

   The primary components of our proprietary transaction and order routing system include a graphical user interface, a server that connects a customer to the processor and an automated transaction processor. By using object oriented analysis and design written in a combination of C++ and Java, we are able to bring new services to market quickly and serve an expanding customer base. Our in-house developers, technology specialists and technical consultants continually work to develop technologically advanced services that are user-friendly, reliable and versatile. We have also invested significantly in customer service software and state-of-the-art phone systems from third parties.

   Our Deerfield, Illinois data center, which we recently expanded to support our continued growth, supports systems, network, trading, customer service and transaction redundancy. Our back-end system is implemented using 64-bit multi-processor computers. Each component of the system, including the databases, security systems, order processors, market data sources, web servers, firewalls and Internet connections, is redundant to provide full fault tolerance. We believe that a failure of any component of the system should be transparent to the customer and should not interrupt our operations. However, approximately five minutes will be required to completely remedy a database failure. Our systems have access to electricity from two separate power-generating stations. If either one fails, we expect our system to continue operating without interruption. To confirm the integrity of our systems, we test back-up circuits daily, and each weekend we restart the systems and again test back-up circuits. In addition, we have a commitment for the supply of mobile back-up power generators, if needed, and are in the process of obtaining an on-site permanent generator. We do not currently have a second data center, but have begun constructing one.

   We have instituted a number of encryption and protective features to ensure investor confidence and protect customers' assets and information. We provide our customers with the ability to use either 40- or 128-bit browser encryption and authentication technology for the security and authentication necessary to effect secure transmission of confidential information over the Internet. The authentication technology we use requires customers to use their password and user ID to access various sites on the system, including their accounts, and an additional password to enter most trade orders. Our systems have other features to prevent unauthorized access, including a fully redundant firewall.

   Our system is designed to handle our anticipated volume of customers, customer accounts and trade order flow. We continually evaluate our system capacity and can easily and quickly add processing power. In anticipation of significant growth, we try to provide system capacity that it is at least three months ahead of what we perceive as our current needs. We also believe that we can scale to five times our current capacity within a month. We measure our system capacity in terms of the number of web server hits that we can process in a given unit of time. To date, the number of hits our system has been required to process in any 10-minute period has never exceeded 33% of our capacity. We currently depend on U.S. Clearing to provide clearing and execution services for our customers. See "--Operations--Clearing" and "--Risk Factors--We could be subject to legal claims and our business could be harmed if there are breaches of our security or misappropriation of our customers' personal information."

   U.S. Clearing currently subcontracts with a division of Automatic Data Processing to process data and maintain electronic files regarding our customers' transactions. To become self-clearing, we have contracted directly with a different division of Automatic Data Processing to perform back office services. To facilitate the transition to this new division, we are reconfiguring our order processor software.

Marketing

   We seek to attract new customers and increase recognition of our brand through advertising, marketing, public relations and establishment of financial services centers. Our marketing strategy is based on a marketing model which employs a mix of communications media. Our initial marketing campaign was developed in the fourth quarter of 1997 and launched in the first quarter of 1998. Throughout 1998 and 1999, we advertised in both national and local print publications, on television and radio, and on various internet sites. These ads and related promotions were designed to build brand name recognition, grow our customer base and gain market share. During the fourth quarter of 1999, we began production of a new national advertising campaign. In February 2000, we launched this national advertising campaign, principally in the print, television and radio mediums, promoting our investing philosophy. In 1999, we spent approximately $8.5 million on marketing. We intend to devote a substantial portion of our advertising and marketing expenditures in 2000 to continue and expand our new marketing campaign, which will include advertising in the print, television, radio, direct mail and outdoor medias. All of our communications with the public in the United States, including advertising, are regulated by the NASD. See "--Operations-- Regulation and Supervision--Securities Industry."

 Direct Response Advertising; Web Site Marketing

   Our advertising focuses on building awareness of, and distinguishing, our web site by marketing our online services as a better and less expensive way to invest in securities, access financial and market data and manage investment portfolios. We place print advertisements in a broad range of business, technology and financial publications, including Barron's, Investor's Business Daily, Money, SmartMoney, Online Investor, USA Today and

The Wall Street Journal. We advertise in newspapers in major U.S. metropolitan areas, including The Boston Globe, The Chicago Tribune, The Los Angeles Times and The New York Times. We also advertise on financial cable networks, including CNBC and CNNfn, local television networks and local radio networks in major U.S. metropolitan areas.

   Our advertising directs interested prospects to our web site for additional information. Through our web site, prospective customers can get detailed information about our services, use an interactive demonstration system, request additional information and complete an account application. We closely monitor the efficacy of our various direct response marketing efforts.

 Public Relations Program

   We pursue public relations opportunities to build brand awareness, including appearances on CNN, FoxNews, CBS Weekend News and Bloomberg, in addition to profiles in Barron's, Business Week, Crain's Chicago Business Journal, Forbes ASAP, Fortune, Money, Time, USA Today and The Wall Street Journal. We also actively seek speaking opportunities at industry conferences and events.

 Financial Services Centers

   We opened our first financial services center in Beverly Hills, California in June 1999. We intend to open additional financial services centers in other select locations in the United States, including Boston, Massachusetts, Denver, Colorado and San Francisco, California, and internationally to increase our brand awareness. At our financial services center, customers can participate in both group and personalized demonstrations of our online services, open online trading accounts, personally interact with our representatives, trade securities through licensed brokers, drop off payments and attend investment training seminars. We staff our center with professionals knowledgeable about financial services and the Internet.

 Outdoor Advertising

   We intend to establish billboards and other displays in a few select, high-traffic locations to increase our brand awareness. For example, we previously presented a comprehensive display, consisting of promotional banners and other ads, at Boston's South Station commuter train station, and we currently have billboards in New York and Los Angeles.

 Customer Service

   We believe that providing effective customer service to handle customer needs and requests is critical to our success. At December 31, 1999, we employed 38 licensed brokers and 46 other customer service, margin department, technical and other brokerage support personnel to handle customer inquiries. Our customers can reach these customer service personnel by e-mail or through a toll-free telephone number, 24 hours a day, seven days a week. Our customer service personnel have immediate access to customer account and systems related-information necessary to quickly respond to customer inquiries. Our licensed brokers and customer service representatives do not give investment advice or solicit transactions. Our customer service representatives help customers access our web site and handle service and account inquiries. Our licensed brokers address general brokerage and investment questions. Our technical personnel address questions regarding our automated processing of trades and use of the Internet to invest online. In addition, our web site contains an online help desk that provides basic information on how to use our services, answers to frequently asked questions about our web site and services and a glossary of frequently used financial terms. We believe our ongoing investment in technology is also a key element in helping us provide fast and consistent customer service. For example, we utilize leading-edge customer service software and recently upgraded our telephone system to better serve our customers. In December 1999, we moved our brokerage operations to downtown Chicago, Illinois. This facility includes an expanded call center that houses additional customer service representatives and technical support personnel and our licensed brokers.

   Our customer service personnel receive training in brokerage operations, our policies and procedures and basic telephone and clerical skills to ensure quality and accuracy. We strive to respond quickly to telephone and e-mail inquiries, rapidly resolve customer inquiries and maintain overall customer satisfaction with our services. We record all telephone calls to customer service personnel for training and supervision purposes and to assist in the resolution of customer disputes.

Operations

 Order Processing

   We receive orders principally through the Internet and also by telephone. All market orders for listed securities other than those with special qualifiers, subject to certain size limitations based on the standard transaction size in the primary market, are executed at the National Best Bid/Offer (NBBO) or better at the time of receipt by the relevant market-maker or exchange. Eligible orders are exposed to the marketplace for possible price improvement, subject to the NBBO. Limit orders are executed based on an indicated price and time priority. All market orders for Nasdaq securities, subject to certain size limitations based on the trading characteristics of the particular security, are executed at the Best Bid/Offer (Inside Market) or better at the time of receipt by the relevant market-maker. Eligible orders are subject to possible price improvement in the marketplace.

 Clearing

   U.S. Clearing currently provides clearing and execution services for our customers' accounts. The clearing function involves a sharing of responsibilities between the clearing broker and the introducing broker. We, as introducing broker, are responsible for all customer contact, including opening customer accounts, responding to customer inquiries, accepting customer orders and placing these orders with the clearing broker. As clearing broker, U.S. Clearing provides back office functions, including maintaining customer accounts, extending credit to customers who maintain margin accounts, settling securities transactions with the relevant securities clearing houses, settling commissions and clearing fees, preparing and distributing customer trade confirmations and account statements, safeguarding funds and securities in customer accounts, transmitting tax accounting information to customers and the applicable tax authorities, forwarding prospectuses, proxies and other stockholder information to customers and preparing supporting books and records. U.S. Clearing subcontracts with Automatic Data Processing, Inc. to process data and maintain electronic files regarding our customers' transactions. U.S. Clearing charges us a fee for each customer purchase or sale transmitted to them and pays us a fee on margin loans and money fund balances with our customers.

   Our current clearing agreement with U.S. Clearing will end on April 30, 2000. In January 2000, we filed with the NASD to become a self-clearing brokerage firm. In March 2000, we filed with the Internal Revenue Service to allow us to act as a non-bank passive custodian of IRA assets. We are developing an internal clearing operation and expect to begin performing clearing services for all equity securities and mutual fund transactions in our customers' accounts when our current clearing agreement with U.S. Clearing expires. We are negotiating an agreement with a different third party to perform clearing services for option transactions in our customers' accounts when we become self-clearing for equity and mutual fund transactions. If for any reason we are delayed in completing our conversion to self-clearing for equity securities and mutual fund transactions by April 30, 2000, we have entered into an agreement with U.S. Clearing to continue acting in its present capacity for our customers' accounts on an interim basis until we are prepared to perform those clearing functions ourselves. We engaged a consulting organization to assist us in all areas of the conversion process, including technical operations, regulatory compliance, accounting and project management. We hired a Senior Vice President--Clearing Operations who has substantial industry experience to manage the development and ongoing conduct of our clearing operations. In addition, we have hired, and will continue to hire, other experienced personnel to implement our clearing operations.

   When we implement self-clearing operations, our customers' securities typically will be held by us in nominee name on deposit at one or more of the recognized securities industry depository trust companies to facilitate ready transferability. We will collect dividends and interest on securities held in nominee name and make the appropriate credits to our customers' accounts. We will also facilitate exercise of subscription rights on securities held for our customers and arrange for the transmittal of proxy and tender offer materials and issuer reports to our customers. We believe that, upon becoming a self-clearing firm, we will:

  . experience lower costs of order execution and trade processing;

  . have greater control over the order execution process;

  . receive increased interest income from margin and credit balances; and

  . be able to offer our customers after-hours trading, lower margin rates and increased international trading opportunities.

See "--Risk Factors--Our business may be adversely affected by the expiration of our clearing agreement in April 2000," "--When we become self-clearing, we will be subject to many new risks which could impair our business," "--We expect to receive decreased payments related to order flow, which may adversely affect our ability to offer commission-free trades on particular over-the-counter orders and our per trade revenues and profit margins" and "-- If U.S. Clearing Corporation fails to accurately clear our customers' trades in a timely manner, our business would be harmed."

Competition

   The market for online brokerage services over the Internet is rapidly evolving and intensely competitive. We expect this competition to further intensify in the future. In the United States, we encounter direct competition from other independent online brokerage firms, as well as traditional discount brokerage firms providing online and/or touch-tone telephone services. These competitors include A.B. Watley Group, Ameritrade, Charles Schwab, DLJ Direct, E*Trade, JB Oxford, National Discount Brokers, TD Waterhouse and WIT Capital. We are also encountering competition from established full-commission brokerage firms, including Morgan Stanley Dean Witter and Prudential Securities, mutual fund sponsors and other financial organizations, some of which are actively expanding their online capabilities. For example, during the past year, Merrill Lynch and American Express introduced online discount brokerage services. We may also face increased competition from various companies seeking to attract consumer financial assets, including commercial banks and other financial institutions, insurance companies and providers of online financial and information services, as these companies expand their product lines.

   We also face increasing competition in international markets, both from international competitors and United States-based brokerage firms that have established or acquired international operations or entered into partnerships with international brokerage firms. For example, several of the largest domestic online brokerage firms are aggressively expanding into international markets.

   We believe that the principal competitive factors affecting the market for online financial services are:

  . timeliness of execution;

  . depth, breadth and quality of services and content;

  . ease of use and graphical user interface look and feel;

  . customer service and support;

  . cost;

  . brand loyalty; and

  . financial strength and innovation.

   Many of our existing and potential competitors may have one or more of the following:

  . longer operating histories;

  . greater name recognition;

  . greater management depth and experience;

  . larger customer bases;

  . greater financial, technical and marketing resources; and

  . a wider range of services and financial products.

As a result, these competitors may be able to adopt more aggressive pricing policies, respond more quickly to new technologies, industry standards and customer demands, undertake more extensive marketing campaigns, expand globally more quickly and make more attractive offers to potential employees and content providers. For example, several of our online competitors offer after-hours trading, allowing their customers to buy and sell stocks when traditional securities exchanges are closed. See "--Risk Factors--Intense competition in the online brokerage industry could impair our ability to grow and achieve profitability."

Intellectual Property and Other Proprietary Rights

   Our success and ability to compete depend to a significant degree on our proprietary software and other technology reflected in our web site. We have no patents for this technology. We rely primarily on copyright and trade secret law to protect our technology and trademark law to protect our goodwill. The source code for our proprietary software is protected as a trade secret. We enter into confidentiality and assignment agreements with our employees, consultants and vendors and generally control access to, and distribution of, our software and other proprietary information. We have registered our name, logo and various advertising slogans as service marks in the United States. We consider our service marks, particularly our family of "Web Street" marks and related design marks, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. To date, we have aggressively and successfully protected our marks against infringement. For example, in 1999, we negotiated the terms of a voluntary injunction against a company using the mark "WebStNews.com" in connection with a financial information web site. See "--Risk Factors--We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time-consuming and costly."

Regulation and Supervision

 Securities Industry

  United States

   The securities industry is subject to extensive federal and state regulation and the regulations of various self-regulatory organizations. We are registered as a broker-dealer with the SEC and the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as our primary regulator. These self-regulatory organizations adopt rules, subject to approval by the SEC, that govern the industry and conduct periodic examinations of our operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. We are also authorized by the Municipal Securities Rulemaking Board (MSRB) to conduct transactions in municipal securities on behalf of our customers and, as a result, are subject to MSRB regulation with respect to those transactions.

   Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, advertising and communications with the public, trade execution and practices, trade reporting, use and safekeeping of customers' funds and securities, minimum capital requirements, capital structure, record-keeping and disclosure and the conduct of directors, officers and employees. We are required to comply with many complex laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of securities transactions. The SEC, the NASD or other self-regulatory organizations, such as securities exchanges and state securities commissions, can conduct administrative proceedings, which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees or the imposition of limitations on its business activities. See "--Risk Factors--We operate in a highly regulated industry and compliance failures could adversely affect our business."

   We are a member of the Securities Investor Protection Corporation (SIPC), which provides, in the event of our liquidation, up to $500,000 of protection for each of our customers' accounts held by our clearing agent, subject to a limitation of $100,000 for claims for cash balances. In addition, through U.S. Clearing, we have obtained protection, in excess of SIPC coverage, of $99,500,000 for each customer account in the form of an excess security bond from Asset Guaranty Insurance Company. When we become self-clearing, we plan to obtain our own excess coverage from an insurance company with terms and limits comparable to that which we currently maintain through U.S. Clearing.

   The NASD regulates all our marketing activities, including advertising. The NASD also requires that all of our marketing materials be reviewed and approved by a registered principal prior to release, use or publication. Except for Web Street Securities' participation as an underwriter in the initial public offering of our common stock in November 1999, we do not solicit orders from our customers and we do not make investment recommendations. If in the future we solicit customer orders or make investment recommendations, including as an underwriter in public offerings, we will be subject to additional rules and regulations, including a broader and more stringent application of regulations governing the suitability of recommendations to customers and sales practices as well as the suitability of customers' trading activity. We do not currently have any arrangement to act as an underwriter in a public offering.

   We are included from time to time in various administrative proceedings and claims incident to the normal conduct of our business, including customer complaints that are reported to federal and state securities regulators, the NASD and securities exchanges and other self-regulatory organizations.

   As part of their regular reviews of brokerage firms, the SEC and the NASD have audited our business operations. In the course of these reviews, the SEC and NASD have required us to modify our procedures to meet regulatory requirements. See "--Risk Factors--We operate in a highly regulated industry and compliance failures could adversely affect our business."

  International

   We are expanding our U.S. securities trading business to other countries and intend to broaden our customers' abilities to trade securities in major global financial markets through the Internet. As we expand our services globally, we must comply with the regulatory requirements of each specific country in which we conduct business, including the countries where we have international alliances. Because the online brokerage industry is new, the international regulatory environment is evolving and, in some cases, unclear. These laws, rules and regulations may concern many aspects of our business, including:

  . trade practices;

  . minimum capital;

  . capital structure;

  . record-keeping;

  . broker-dealer and employee registration requirements; and

  . the conduct of directors, officers and employees.

   Compliance with the requirements of other regulatory jurisdictions could impede our planned international expansion. If we fail to comply with foreign laws or regulatory requirements, we may be subject to civil and criminal liabilities. Civil liability in some countries may include requiring us to compensate our customers for any trading losses. We could also be subject to increased administration and legal burdens, regulatory requirements and expenses when we expand our Unified Global Brokerage Accounts to allow trading by customers in international markets outside their home jurisdictions. Regulations may limit our ability to allow trading by U.S. customers in international markets. See "--Risk Factors--We may be subject to liability if we fail to comply with applicable foreign regulatory requirements; there is uncertainty regarding these requirements" and "--Our growth could be impaired if we do not successfully handle other risks associated with international business."

 Net Capital Requirements

   As a registered broker-dealer and a member of the NASD, we are subject to the SEC's Uniform Net Capital Rule. The net capital rule is intended primarily to protect a broker-dealer's customers by measuring the general financial integrity and liquidity of a broker-dealer and requiring that at least a minimum part of its assets be kept in relatively liquid form. Under the net capital rule:

  . a broker-dealer must maintain specified minimum net capital;

  . a broker-dealer is prohibited from making dividend payments, redeeming stock, repaying subordinated indebtedness or making any unsecured advance or loan to a stockholder, employee or affiliate, if its aggregate debit items rise beyond 5% of its net capital or its ratio of aggregate indebtedness to net capital exceeds 10 to 1; and

  . the SEC may restrict a broker-dealer, for up to 20 business days, from making any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates if (1) the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and (2) the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

   If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and limitations on its business activities. The broker-dealer could ultimately be required to liquidate its business.

   Net capital is essentially defined as net worth, plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments that reflect the possibility of a decline in the market value of an asset prior to its disposition.

   As of December 31, 1999, we were required to maintain minimum net capital of $106,635 and had total net capital of $2,345,534, or approximately $2,238,899 in excess of the minimum amount required. When we become self-clearing, our minimum regulatory net capital requirements will increase by approximately $2 to $3 million. As a self-clearing firm, we will have to pay for a portion of the securities purchased by our customers, to the extent the purchases are made on margin. As of December 31, 1999, our customers' total margin debits at U.S. Clearing amounted to approximately $94 million. In addition, we will have direct responsibility for the clearance of customer securities transactions and for the possession and control of customer securities and other assets. We will also have to record on our balance sheet the customer receivables and customer payables to us that are a result of customer margin loans and customer free credit balances, which will significantly increase our total assets and total liabilities. Web Street Securities participated as an underwriter in the initial public offering of our common stock in November, 1999. If we engage in additional underwriting activities, our minimum regulatory net capital requirements may increase significantly. We currently have no arrangements to act as an underwriter in other public offerings.

 Online Commerce

   Because of the growth in the online commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. For example, the U.S. Senate is currently considering a bill called the Online Investor Protection Act that would protect investors who use Internet brokerages by enabling the SEC to monitor online brokers, strengthen penalties for online fraud and give investors access to quarterly reports of online brokers. Recently, various regulatory and enforcement agencies have been reviewing service and other issues, including systems integrity and capacity, customer access, best execution practices and advertising claims, as they relate to the online brokerage industry, including us. For example, the New York Attorney General's Office made an inquiry into the online brokerage industry because of a wave of complaints about system crashes, delayed trades and busy signals which resulted in the issuance of a report in November 1999 entitled "From Wall Street to Web Street: a Report on the Problems and Promise of the Online Brokerage Industry" (note that the reference to "Web Street" in the title of the New York Attorney General's Report was coincidental and has no relationship to us). Also, in November 1999, the SEC released a report summarizing the findings from a series of online investing roundtables entitled "On-Line Brokerage: Keeping Apace of Cyberspace." These reviews and reports may result in new regulations or increased enforcement actions.

   We anticipate that we may be required to comply with additional record-keeping, data processing and other regulatory requirements as a result of proposed federal legislation or other legislative developments, and we may be subject to additional regulation as the market for online commerce evolves. Federal or state authorities could enact laws, rules or regulations affecting our business or operations. We also may be subject to federal, state, local and foreign money transmitter laws and state, local and foreign sales and use tax laws.

   Due to the increasing popularity of the Internet, laws and regulations may be enacted relating to the Internet, covering issues such as user privacy, pricing, content, consumer protection and quality of products and services. The Telecommunications Act of 1996 prohibits the transmission over the Internet of certain types of information and content. Although certain of these prohibitions have been held unconstitutional, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of the Internet and online commerce. In addition, several states have proposed legislation that would limit the uses of personal information gathered over the Internet. The European Union has enacted its own privacy regulations, which may result in limits on the collection and use of personal information gathered over the Internet that are more stringent than current Internet privacy standards in the United States. If these regulations were applied to us, we could be prevented from collecting data from users in European Union member countries and we could be subject to liability for use of information in contravention of the regulations. Other countries have adopted or may adopt similar legislation. See "--Risk Factors-- When we become self-clearing, we will be subject to many new risks which could impair our business" and "--We operate in a highly regulated industry and compliance failures could adversely affect our business."

Employees

   At December 31, 1999, we had 115 full-time and 4 part-time employees. Of these employees, 38 were licensed brokers providing trade execution and customer support, 16 were engaged in technology and development, 46 were engaged in customer service, margin department, technical support and other brokerage operations and 19 were engaged in general management, marketing, finance and administration. We plan to continue paying bonuses and awarding stock options to our management and non-management employees based upon our success and their individual job performance. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

 Risk Factors

  You should carefully consider the risks and uncertainties described below because they could materially adversely affect our business, financial condition or operating results.

 Risks Related to Our Business

  Our business may be adversely affected by the expiration of our clearing agreement in April 2000.

   Unlike some of our primary competitors, we do not currently provide our customers with clearing services. These services include the consummation, settlement and delivery functions in securities transactions and the maintenance of customer accounts. Currently, U.S. Clearing clears all our customers' trades and maintains all our customers' accounts. Our clearing agreement with U.S. Clearing expires on April 30, 2000. By that time, we plan to develop internal clearing operations. Developing our own clearing operations has been and may continue to be time-consuming and costly and has diverted and may continue to divert our attention and resources. We may not be able to develop our own clearing operations by April 30, 2000. If for any reason we are delayed in completing our conversion to self-clearing for equity securities and mutual fund transactions by April 30, 2000, we have entered into an agreement with U.S. Clearing to continue acting as clearing agent for our customers' accounts on an interim basis until we are prepared to perform these clearing services ourselves. We are negotiating an agreement with a different third party to act as clearing agent for option transactions when we become self-clearing for equity and mutual fund transactions. We may encounter problems moving our customers from U.S. Clearing to our operations or our new clearing firm for option transactions. In addition, clearing services have accounted for a substantial portion of our costs of services, and, when we become self-clearing, we may experience higher costs related to our clearing operations, particularly in the short-term. Further, the NASD must agree to amend our membership agreement and the IRS must give us permission to act as a non-bank passive custodian of IRA assets before we will be able to engage in self-clearing operations. The NASD may not agree to amend our membership agreement and the IRS may not give us this permission. See "--When we become self-clearing, we will be subject to many new risks which could impair our business."

   When we become self-clearing, we will be subject to many new risks which could impair our business.

   Self-clearing securities firms are subject to substantially more regulatory control and examination than that to which we are currently subject. Errors in performing clearing functions or reporting could lead to civil penalties imposed by the SEC or the NASD. Self-clearing, especially because of our lack of clearing experience, will involve a substantial risk of losses due to clerical errors relating to the handling of customers' funds and securities. We may not be able to perform these operations as accurately and efficiently as these operations are currently being performed for us by U.S. Clearing. Clearing processing errors also may lead to civil claims brought by parties who are financially harmed by these errors. In addition, when we become self-clearing, we will have to pay for a portion of the securities purchased by our customers, to the extent the purchases are made on margin. This will increase our net capital requirements substantially. We will need to have access to sources of capital, which may not be available. We will also have a direct responsibility for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions. This will require us to record on our balance sheet the customer receivables and customer payables to us that are a result of customer margin loans and customer free credit balances maintained by us. This could have a significant effect on our total assets and total liabilities.

   We expect to receive decreased payments related to order flow, which may adversely affect our ability to offer commission-free trades on particular over-the-counter orders and our per trade revenues and profit margins.

   We receive cash payments from U.S. Clearing that are related to, but not dependent on, the payments U.S. Clearing receives from various Nasdaq market-makers and third market firms in exchange for routing trade orders to them for execution, commonly referred to as order flow. Our current clearing agreement requires U.S. Clearing to make these payments to us at a contractually-determined rate, regardless of the order flow rebates it actually receives. We received payments relating to order flow from U.S. Clearing of $3,215,000 in the year ended December 31, 1998, representing 41% of our total revenues for 1998, and of $10,032,000 for the year ended December 31, 1999, representing 39% of our total revenues for 1999. When our current clearing agreement ends on April 30, 2000, we plan to become a self-clearing brokerage firm, and we expect to begin receiving payments that are directly based upon order flow. We expect that those payments will be made to us directly from market-makers and third market firms at regular market rates, which we believe will be significantly below the current rate of payment to us by U.S. Clearing. Our current above-market order flow payments have allowed us to offer our customers commission-free trades on over-the-counter market and limit orders of 1,000 or more shares that are priced at over $2.00 per share. After April 2000, when our order flow payments decrease, it may no longer be economical for us to continue to offer these commission-free trades and, thus, we may lose the competitive advantage we gain by doing so. If for any reason we are delayed in completing our conversion to self-clearing by the April 30, 2000 expiration of our current clearing agreement, we have entered into an agreement with U.S. Clearing to continue acting in its present capacity for our customers' accounts on an interim basis until we are prepared to perform these clearing functions ourselves. Pursuant to this interim agreement, during the period of any such delay, we would experience the reduction in order flow payments described above, as well as an increase in the average cost per trade compared to what we are charged by U.S. Clearing under the terms of our current agreement. As a result, our revenues and profit margins would be materially adversely affected during any such delay. In addition, payment to us for order flow may further decrease after our current clearing agreement expires because of:

  . the SEC's enactment of order handling rules which have reduced market-makers' spreads and correspondingly their profits;

  . the emergence of electronic communication networks, which enable securities trading without the use of market makers; and

  . the quotation of stock prices in decimals, which could further reduce spreads.

   Further, the SEC, the NASD or other regulatory agencies, courts or governmental units may prohibit payments for order flow in the future. When we receive decreased order flow-related payments, our per trade revenue and profit margins will be materially adversely affected.

   We have a limited operating history, have incurred losses since our founding and may not achieve future profitability.

   We began offering online brokerage services in July 1997. As a result, we have a limited operating history upon which you can evaluate us and our prospects. Our limited operating history makes predicting our future operating results difficult. We have incurred an operating and net loss in each fiscal year since our founding and may continue to incur losses if our operating expenses increase more quickly than our revenues. Our ability to achieve profitability in the future will depend upon our ability to expand our brand awareness and customer base, increase our global market presence and enhance and maintain our proprietary technology. To achieve these goals, we will need to increase spending on marketing, technology, product development and other operating costs. To the extent that revenues do not increase as a result of this increased spending, we may not be able to achieve profitability in the future. If we do achieve profitability, we may not be able to sustain it.

   We have had negative cash flows from operations and may not be able to secure additional financing if we need it in the future.

   To date, we have had negative cash flows from operations and have depended on sales of our securities to meet our cash requirements. We may need to raise additional funds to:

  . support our planned rapid growth;

  . develop new or enhanced services and technologies;

  . increase our marketing efforts;

  . acquire complementary businesses or technologies;

  . respond to anticipated capital requirements; and

  . respond to competitive pressures or unanticipated requirements.

   We may not be able to obtain additional financing on acceptable terms when we need it. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business and growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions or compete effectively.

   We may not be able to develop and increase public recognition of our Web Street brand.

   We believe that establishing and maintaining favorable consumer perception of our Web Street brand is critical to attracting and expanding our Internet customer base and alliances with financial institutions in key international markets. The importance of developing our brand will increase due to the growing number of Internet and financial services available to consumers. To build our brand, we must succeed in our marketing efforts, provide high-quality services and products, increase the number of visitors to our web site and continue to receive high ratings from leading financial and technology publications. If we do not accomplish each of these goals, our reputation could be harmed, and we may not be able to attract and retain customers and international partners.

  If U.S. Clearing Corporation or our new clearing firm for option transactions fails to accurately clear our customers' trades in a timely manner, our business would be harmed.

   We have or will have no control over the operations of U.S. Clearing or our new clearing firm for option transactions. If U.S. Clearing or such other clearing firm improperly handles the funds and securities of our customers, we may be subject to claims by customers who are financially harmed. Further, if our customers' trades are not cleared accurately and in a timely manner, our reputation may be harmed and demand for our services may decrease. If U.S. Clearing discontinues its contractual relationship with us before our current agreement expires or if U.S. Clearing or such other clearing firm discontinues its contractual relationship with us before we are prepared to perform clearing functions ourselves or fails to perform adequately, our business, financial condition and operating results could be materially adversely affected. In addition, we may be liable for the failure of our customers to make timely settlement on any transaction executed through U.S. Clearing or such other clearing firm.

  We may not be able to manage our growth effectively or budget adequately for costs associated with our growth.

   Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources and systems. To manage our growth successfully we must continue to expand and improve our operational, information management and financial systems and controls on a timely basis. Our current senior management has limited experience managing a rapidly growing enterprise and may not be able to manage effectively our growth. We may not budget adequately for the costs associated with our continued growth, which could adversely affect our ability to offer and expand our online financial services.

  We may not be able to hire and retain additional qualified personnel to support our growth.

   To continue our growth, we will need to recruit additional high-level management personnel, including persons with marketing, financial and information technology experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in the Internet, computer and brokerage industries. Because of the recent substantial growth in these industries, we have encountered intense competition for these personnel. To develop internal clearing operations, we must hire personnel to implement and manage those operations. Our success also depends on our ability to attract and retain additional qualified senior and middle managers and customer service representatives. We may not be able to find or keep additional suitable senior and middle managers, licensed brokers, clearing personnel, customer service representatives or technical personnel in the future.

  Our operations may be disrupted by technological problems.

   Our systems could be overwhelmed by heavy trading or could fail. We receive and process the overwhelming majority of our trade orders through the Internet. Heavy trading volumes could cause significant backlogs and delays in order execution or could cause our systems to fail. We may not be able to expand and upgrade our technology, transaction processing systems and network hardware and software to accommodate increased trading by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

  . a hardware or software error, failure or crash;

  . a power or telecommunications failure;

  . human error; or

  . a fire, flood or other natural disaster.

   Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. For example, other online brokerage firms have experienced systems interruptions due to undetected errors in upgraded software introduced to their networks. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches. For example, there have been recent incidents in which individuals have caused several hours of service interruption on major electronic commerce web sites by flooding networks with a steady stream of data.

   Our data center operations are presently located at a single facility in Deerfield, Illinois. Therefore, any systems slowdowns or failures that disrupt our operations at this facility would impair our ability to execute our customers' trade orders. In addition, we depend upon computer systems operated by third parties to consummate and settle customer trades and to maintain customer accounts. If the systems of these third parties slow down significantly or fail even for a short time, our customers would suffer delays in trading. Any delays could be of particular concern for customers when there is significant stock price volatility. These delays could damage our reputation, result in the filing of formal complaints with, and the initiation of inquiries or proceedings by, industry regulatory organizations, cause customers to close their accounts with us and cause customers to incur substantial losses. We could be subject to claims or litigation with respect to these losses. For example, some of our competitors have been served with customer lawsuits after outages prevented customers from trading. Our property and business interruption insurance may not adequately compensate us for all losses we may incur.

   We may lose customers if we encounter problems with Internet connections. We depend on content providers to provide us with data feeds on a timely basis. Our web site could experience interruptions in service due to a failure or delay in the transmission or receipt of this information. These interruptions could prevent our customers from accessing updated market information that they need to make quick investment decisions. In addition, our customers depend on Internet service providers, online service providers and other web site operators for access to our web site. Some of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of events could cause customers to perceive our web site as not functioning properly and therefore cause them to use traditional brokerage firms or other online brokerage firms to trade securities.

  Our current services may become obsolete and unmarketable if we are not able to respond adequately to rapidly changing technology and customer demands.

   Our industry is characterized by rapid changes in technology and customer demands. As a result, our current services may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new services or enhanced versions of existing services. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new services may not be favorably received.

  We may not be successful in pursuing new business opportunities, and we may not be able to compete successfully in any new business areas.

   To date, our business activities have been limited almost entirely to providing online brokerage services and related market information. However, our growth may depend in part on our strategy of providing other online financial services, including banking, consumer credit, home mortgage brokerage services, insurance and merchandise payment, as well as the online distribution of securities in public offerings led by established investment banking firms. We may need to enter into acquisitions, joint ventures or other alliances to offer these additional financial services. We may not be able to identify suitable acquisition or partnership opportunities or enter into and maintain these arrangements on favorable economic terms. Further, we have no experience in providing these additional online financial services. If we enter new areas outside of our current online brokerage business, we may be subject to additional regulatory and other requirements. We may not be successful in pursuing new business opportunities, and we may not be able to compete successfully in any new business areas.

  Our growth could be impaired if we are not able to develop and maintain the relationships we need to implement our international strategy.

   Our growth will depend, in large part, on the success of our international strategy. We have limited experience in providing our online brokerage services internationally, and we depend on financial institutions in international markets to help us build our international operations. We depend upon each of our international partners to provide marketing expertise and a base of existing customers. If we are unable to maintain these relationships or develop additional relationships in other countries, our ability to penetrate, and compete successfully in, foreign markets would be materially adversely affected. Further, our current agreements provide that our international partners have the exclusive right to represent us in their territories. If any of our international partners fails to adequately market and support our services in a particular territory, we may have no way of growing our business in that territory. To implement fully our international strategy, we will need to expand our current relationships with international partners. These partners may not agree to expand these relationships.

  We may be subject to liability if we fail to comply with applicable foreign regulatory requirements; there is uncertainty regarding these requirements.

   We currently provide our services to customers in many countries around the world and intend to expand overseas activities significantly in the coming year. We must comply with the regulatory controls of each specific country in which we conduct business, including the countries where we have international alliances. We have not investigated whether our activities violate the local laws and regulations of many of the countries whose residents buy and sell securities on our web site and, therefore, the risks associated with our activities in these countries are unclear. The growth of conducting international business over the Internet has raised various legal issues regarding, among other things, the circumstances in which other countries have the right to regulate Internet services that are available to their citizens from service providers located elsewhere. Because the online brokerage industry is new, the international regulatory environment is evolving and, in some cases, unclear. If we fail to comply with foreign laws or regulatory requirements, we may be subject to civil and criminal liabilities. Civil liability in some countries may include requiring us to compensate our customers for any trading losses. We could be subject to increased legal and administration burdens, regulatory requirements and expenses when we expand our Unified Global Brokerage Accounts to allow trading by customers in international markets outside their home jurisdictions. Regulations may limit our ability to allow trading by U.S. customers in international markets.

  Our growth could be impaired if we do not successfully handle other risks associated with international business.

   There are risks inherent in doing business in international markets, particularly in the heavily regulated brokerage industry, including:

  . less-developed technological infrastructures, resulting in lower customer acceptance of, or access to, electronic channels;

  . less-developed automation in exchanges, depositories and clearing houses and systems;

  . fluctuations in currency exchange rates;

  . difficulties in staffing and managing foreign operations;

  . changes in regulatory requirements, tariffs and other trade barriers;

  . potentially adverse tax consequences; and

  . inadequate protection for intellectual property rights.

   One or more of these factors may make it difficult for us to implement fully our Unified Global Brokerage Account strategy, may materially adversely affect our current or future international operations and may cause the volume of transactions by international customers to be less than we anticipate.

  If we are unable to provide our customers with critical market information because we fail to maintain our relationships with third-party providers of this content, our reputation could be harmed and we could lose customers.

   We rely on third-party content providers, including BASELINE, S&P Comstock, Reuters Reality Online, Morningstar, New River Investor Communications and Reuters News Service, to provide us with all of the financial information, market news, charts, stock quotes, research reports and other fundamental data that we offer to our customers. We may be unable to maintain these existing relationships. If we lose any of these relationships, we will need to find other content providers that can provide similar information on commercially reasonable terms and to integrate their information into our web site. During this potentially time-consuming process, our customers could be unable to access critical market information on our web site. If we are unable to provide our customers with fundamental market and financial data for any extended amount of time, our reputation could be harmed and we could lose customers.

  We could be subject to legal claims and our business could be harmed if there are breaches of our security or misappropriation of our customers' personal information.

   Our computer systems may be vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems. A person who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. If a person is able to penetrate our network security or misappropriate our customers' personal financial or trading account information, we could be liable for unauthorized trades, impersonation or similar fraud claims. We could also be subject to claims for other misuses of personal information, such as for unauthorized marketing purposes. Any security breach or misappropriation of customer information could damage our reputation and materially adversely affect our business, financial condition and operating results. General concerns over the security of Internet transactions and the privacy of users could also inhibit the use of the Internet as a means of conducting commercial transactions, such as securities trades.

  We could lose our competitive advantages if we are not able to protect our proprietary technology and intellectual property rights against infringement, and any related litigation could be time consuming and costly.

   Our success and ability to compete depend to a significant degree on our proprietary software and other technology reflected in our web site. We do not have patents for this technology nor have we obtained a registered copyright for the source code for our proprietary software. If any of our competitors copies or otherwise gains access to our proprietary technology or develops similar software independently, we would not be able to compete as effectively. We also consider our service marks, particularly our family of "Web Street" marks and related design marks, invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. The measures we take to protect our proprietary technology and other intellectual property rights, which presently are based upon a combination of confidentiality agreements and copyright, trade secret and trademark laws, may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of our intellectual property rights. We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights, including claims based upon the content we license from third parties or claims that our intellectual property right interests are not valid. For example, companies have recently brought claims that allege infringement of patent rights relating to methods of doing business over the Internet. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our service marks or require us to make changes to our web site or other of our technologies.

  Our growth may be impaired and our current business may suffer if we do not successfully address risks associated with acquisitions.

   Our growth may depend in part upon our ability to acquire successfully other companies or technologies. We may encounter problems associated with acquisitions. We have never completed an acquisition and may be vulnerable to the following risks:

  . difficulties in integrating acquired operations, technologies, services and personnel with our existing operations and personnel;

  . difficulties in meeting operating expectations for acquired businesses, services and technologies;

  . failure to obtain required regulatory approvals; disruption of our ongoing business;

  . errors or missed opportunities resulting from inexperience in new business areas;

  . diversion of management's attention from other business concerns; adverse impact on earnings of amortization or write-offs of acquired goodwill and other intangible assets; issuances of equity securities, which may be dilutive to existing stockholders, to pay for acquisitions; and

  . potential loss of key employees and/or customers of acquired companies.

  We may suffer losses if we fail to manage effectively our customer credit risks.

   We indemnify our clearing agent for losses it suffers on cash and margin transactions with our customers secured by securities in their accounts. Therefore, we are subject to general risks of loss relating to extending credit. We take the risk that a market decline could cause the value of the securities of a customer held by our clearing agent as collateral to fall below the amount of the customer's indebtedness before the securities can be sold or the customer can repay the loan or provide additional collateral. We run a risk of loss if there are decreases in market values of pledged securities and the borrowers fail to honor their commitments to supply additional collateral. When we become self-clearing, this risk will continue because we will be extending credit directly to customers. Our policies and procedures to identify, monitor and manage our customer credit risks may not be fully effective.

  If we fail to comply with net capital requirements, our business activities could be limited or prohibited.

   We are subject to stringent rules of the SEC, the NASD and various other regulatory agencies regarding the maintenance of specific levels of net capital by securities brokers, including the SEC's Uniform Net Capital Rule. Net capital is the net worth of a broker or dealer, less deductions that result from (1) excluding assets that are not readily convertible into cash,
(2) conservatively valuing other assets and (3) various charges for operational matters. If we fail to maintain the required net capital, the SEC could prohibit us from doing business, the NASD could suspend our registration and other regulatory bodies could suspend or expel us or impose limitations on our business activities. As a result, we could ultimately be required to cease or discontinue expansion of business activities or to liquidate our business. Compliance with the net capital rule could restrict our ability to pay dividends, repay debt and redeem or purchase shares of outstanding stock. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit our operations that require the intensive use of capital. If we incur significant operating losses or any unusually large charge against net capital, our ability to expand or even maintain our present level of business could be materially adversely affected. When we become self-clearing, our minimum regulatory net capital requirements will increase by approximately $2 to $3 million. In addition, if we engage in underwriting activities, our minimum regulatory net capital requirements will increase further.

  We may be subject to legal claims in connection with the content we distribute.

   We face potential indirect liability for claims of defamation, negligence, copyright, patent or trademark infringement, violation of the securities laws and other claims based upon the third-party content that we distribute online. For example, by distributing negative investment research information, we may find ourselves subject to defamation claims regardless of the merits of these claims. Computer failures may also result in our widely publishing and distributing incorrect data. In these and other instances, we may be required to engage in protracted and expensive litigation, which would divert our management's attention and require us to expend significant financial resources. Our general liability insurance may not necessarily cover any of these claims or may not be adequate to protect us against all liability that may be imposed. Any claims or resulting litigation could have a material adverse affect on our business, financial condition and results of operations.

  Employee or customer misconduct could harm us and is difficult to detect and deter.

   There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Our employees could bind us to transactions that exceed authorized limits or present unacceptable risks or hide from us unauthorized or unsuccessful activities. This misconduct could cause unknown and unmanaged risks or losses. Our employees could also make improper use of confidential information, which could result in regulatory sanctions and harm to our reputation. In addition, we are exposed to potential losses resulting from fraud and other misconduct by our customers, including fraudulent Internet trading, which could involve fraudulent access to legitimate customer accounts or the use of a false identity to open an account, or the use of forged or counterfeit checks for payment.

   The precautions we take to prevent and detect employee and customer misconduct may not effectively deter these activities. If we do not prevent or detect these activities, we may incur losses that we are not able to recover.

  The loss of members of our senior management or systems development teams could adversely affect our business.

   We believe that our ability to implement successfully our business strategy and to operate profitably depends on the continued employment of:

  . our senior management team, led by Joseph J. Fox, our co-chairman of the board and chief executive officer, and Avi Fox, our co-chairman of the board and president; and

  . our systems development team, led by William J. Mania, our chief technology officer.

Our key man life insurance that covers the loss of Joseph Fox and William Mania may not adequately compensate us for the loss of their services. We do not maintain key man life insurance for any of our other key personnel. If we lose the services of one or more members of our management or systems development teams, our business, financial condition and results of operations may be materially adversely affected.

 Risks Related to Our Industry

  If the use of the Internet does not continue to grow or its growth cannot be supported by its infrastructure, the growth in usage of our online services could be impaired.

   Our market is new and rapidly evolving. Our business will be adversely affected if Internet usage does not continue to grow. Use of the Internet may be inhibited by a number of factors, including:

  . inadequate network infrastructure;

  . security concerns;

  . inconsistent quality of services; and

  . lack of cost-effective, high-speed service.

If Internet usage continues to grow, the Internet infrastructure may be unable to support the demands placed on it by this growth. The Internet's performance and reliability may decline. In addition, web sites have experienced interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays frequently occur in the future, Internet usage, as well as usage of our web site and online brokerage services, could grow more slowly or decline.

  If the use of online brokerage services is not readily accepted, the growth in usage of our online services would be impaired.

   Our online brokerage services involve a new approach to securities trading. Individuals who have relied upon traditional means of commerce in the past may not accept, or may be slow in accepting, this new and very different method of conducting business. For example, investors who trade with more traditional brokerage firms, or even discount brokers, may be reluctant to trade securities over the Internet. Also, concerns and adverse publicity about security and privacy on the Internet or systems failures by us or other online brokerage firms could hinder the growth of online brokerage trading.

  Intense competition in the online brokerage industry could impair our ability to grow and achieve profitability.

   We may not be able to compete effectively with current or future competitors. The market for online brokerage services over the Internet is new, rapidly evolving and intensely competitive. We expect this competition to further intensify in the future. In the United States, we face direct competition from a growing number of other independent online brokerage firms, as well as traditional discount brokerage firms providing online and/or touch-tone telephone services. We are also encountering competition from established full commission brokerage firms, mutual fund sponsors and other financial organizations, some of which are actively expanding their online capabilities. In addition, we may face increased competition from commercial banks and other financial institutions, insurance companies and providers of online financial and information services, as these companies expand their product lines. We also face increasing competition in international markets, both from international competitors and U.S.-based brokerage firms that have established or acquired international operations or entered into partnerships with international brokerage firms. Many of our existing and potential competitors may:

  . have longer operating histories and significantly greater financial, technical and marketing resources than we do;

  . offer a wider range of services and financial products than we do; and

  . have greater name recognition, larger customer bases and greater management depth and experience than we do.

This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, marketing campaigns, global expansion, alliances and other initiatives. Some of our competitors conduct more extensive promotional activities and offer lower prices to customers than we do, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices if our competitors continue to lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. This is particularly true because of the substantial resources being devoted by our principal competitors to marketing and technology development efforts. Further, to the extent our competitors are able to attract and retain customers based on the convenience of one-stop shopping or because of international operations or arrangements, our business and ability to grow could be materially adversely affected. To be successful, we must establish and strengthen our brand awareness and effectively differentiate our online services from those of our competitors. We may therefore have to substantially increase marketing or technology expenditures in order to compete effectively.

  The high volatility of the securities industry could adversely affect our commission and order flow revenues.

   Since our formation, almost all our revenues have been from online brokerage services. We expect this business to continue to account for a substantial majority of our revenues in the near future. Therefore, we are directly affected by the same factors which affect the rest of the securities industry. These factors include economic and political conditions, broad trends in business and finance and changes in securities trading volumes and price levels. Each of these factors is beyond our control.

   The U.S. and international securities markets have fluctuated significantly in the past several years. A downturn in the U.S. securities markets would, and a downturn in international securities markets could, adversely affect our operating results. Recently, the market for technology and Internet-related stocks has been especially volatile. We believe an unusually large or extended downturn in this market could have a significant adverse effect on us because many of our customers invest in these types of stocks. In previous stock market declines, many firms in the securities industry suffered financial losses, and the level of individual investor trading activity temporarily decreased. In the future, any decrease in trading activity may not be temporary. In addition, in a market downturn we could suffer substantial losses on margin loans made to our customers, and the customers may not trade to the same extent they traded before the downturn or at all. Declines in trading volume adversely affect our results of operations because our commission and order flow revenues are directly related to the number of trades we process. For these reasons, severe market fluctuations could have a material adverse effect on our business, financial condition and results of operations. Some of our competitors with greater financial resources and more diversified business lines might withstand a downturn in the securities industry better than we would.

  We operate in a highly regulated industry and compliance failures could adversely affect our business.

   Our business could be harmed if we fail to comply with U.S. securities and online brokerage industry regulations. As a participant in the U.S. securities industry, we are subject to extensive federal and state regulation and the regulation of various self-regulatory organizations. The rules, laws and regulations are strictly enforced by:

  . state and federal criminal authorities;

  . the SEC;

  . the NASD;

  . other self-regulatory organizations, including the various securities exchanges; and

  . state securities commissions or agencies.

   These laws, rules and regulations focus on the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. Because the online brokerage industry is a new and rapidly evolving industry, its regulatory environment may be particularly subject to changes. Further, the

SEC and NASD are focusing significant attention on online trading due to the opportunity for abuse of federal securities laws and broker-dealer laws and the ease with which individual investors can quickly lose large sums of money. In recent years, various regulatory and enforcement agencies have been reviewing service and other issues, including systems capacity, customer access, best execution practices and advertising claims, as they relate to the online brokerage industry, including us. These reviews may result in enforcement actions or new regulations. If we fail to comply with the securities laws, rules or regulations, we could be suspended, censured or fined, receive a cease and desist order or have limitations imposed on our business activities. Also, we or any of our officers or licensed brokers could be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD or other regulatory bodies. If we, or any of our officers or licensed brokers, suffer any of these consequences, our business, financial condition and operating results could be materially adversely affected. In a worst-case situation, we could ultimately be required to liquidate our business. In addition, if Web Street Securities engages in underwriting activities in the future, we will be subject to various federal and state securities laws, rules and regulations regarding the process by which we sell and distribute securities to the public. If we fail to comply with these laws, rules and regulations, we could be subject to enforcement actions and civil claims which could be costly to defend and could damage our reputation. Further, all our marketing activities are regulated by the NASD, and designated officers must review all marketing materials prior to release, use or publication. The NASD can impose penalties for violations of its advertising regulations. Our operations and profitability could also be directly affected by additional legislation, changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, state regulators, the various securities exchanges and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules.

   When we become self-clearing, we will have to comply with additional laws and rules, including those relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions.

   Our business could be harmed if new laws and government regulations relating to the Internet are adopted. Laws and regulations may be adopted in the future that address issues such as privacy, pricing, tax treatment, consumer protection standards and the characteristics and quality of online products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting certain types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. The Federal Communications Commission recently decided that a web user's telephone calls to gain access to the Internet are interstate communications and, thus, subject to regulation by the federal government. Increased regulation of the Internet could increase the cost of transmitting or using data over the Internet. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on online commerce. The three-year moratorium preventing state and local governments from taxing Internet access, taxing electronic commerce in multiple states and discriminating against electronic commerce is scheduled to expire on October 21, 2001. If the moratorium ends, state and local governments could impose these types of taxes or discriminate against electronic commerce. In addition, existing state and local laws that tax Internet-related matters were expressly excluded from this moratorium. These regulations and other attempts at regulating commerce over the Internet, could impair the viability of online commerce and the growth of our business.

   Several states have proposed legislation that would limit the uses of personal information gathered using the Internet. The Federal Trade Commission and state and local authorities have been investigating Internet companies regarding their use of personal information. The European Union has enacted its own privacy regulations, which may result in limits on the collection and use of personal information gathered over the Internet that are more stringent than current Internet privacy standards in the United States. If these regulations were applied to us, we could be prevented from collecting data from users in European Union member countries and we could be subject to liability for use of information in contravention of the regulations. Other countries have adopted or may adopt similar legislation. Our privacy programs may not conform with laws or regulations of the United States or other countries that are adopted. In addition, changes to existing laws or the passage of new laws intended to address these issues could, among other things:

  .create uncertainty in the marketplace that could reduce demand for our services;

  .limit our ability to collect and use data from our users; or

  .increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or new interpretations of existing laws or regulations or violations of these laws or regulations could materially adversely affect our business, financial condition or operating results.

  If our registered broker-dealer subsidiary, Web Street Securities, engages in underwriting activities, we will be subject to significant economic, regulatory and liability risks.

   In November 1999, our registered broker-dealer subsidiary, Web Street Securities, was one of the co-managing underwriters of our initial public offering of common stock. Although this is the only transaction in which Web Street Securities has acted as an underwriter, it may, in the future, act as an underwriter in public offerings of other companies' securities. If Web Street Securities engages in underwriting activities, we will be subject to significant additional economic, regulatory and liability risks.

   Web Street Securities' underwriting activities may involve the purchase and sale of securities as principal in markets that may be characterized by relative illiquidity or that may be particularly susceptible to rapid fluctuations in liquidity. We will incur losses if Web Street Securities is unable to resell the securities it is committed to purchase at expected prices or at all.

   Web Street Securities' underwriting activities will subject us to substantial risks of liability under federal and state securities laws and other federal and state laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, we may be held liable for material misstatements or omissions of fact in a prospectus used in connection with securities that Web Street Securities underwrites or for statements made by our personnel. In recent years, there has been an increasing incidence of litigation involving the securities industry, including class actions that seek substantial damages. Plaintiffs' attorneys in securities class action lawsuits frequently name as defendants the managing and syndicate underwriters of a public offering and these underwriters are required by law, or pursuant to the terms of an underwriting agreement, to bear a portion of any expenses or losses, including amounts paid in settlement of the litigation, incurred by the underwriters as a group in connection with the litigation, to the extent not covered by the indemnification obligation of the issuer of the securities underwritten. If Web Street Securities engages in underwriting activities, we may be required to make substantial settlement payments in connection with these types of lawsuits. In addition, Web Street Securities may act as an underwriter in offerings of the securities of emerging and mid-size growth companies, which often involve a higher degree of risk and are more volatile than the securities of more established companies. In comparison with more established companies, emerging and mid-size growth companies are more likely to be the subject of securities class actions, to carry directors and officers liability insurance policies with lower limits or no such insurance, and to become insolvent. Each of these factors increases the likelihood that if Web Street Securities is an underwriter of an emerging or mid-size growth company's securities, we may be required to contribute to any adverse judgment or settlement of a securities lawsuit. Further, Web Street Securities' underwriting activities will subject us to various federal and state securities laws, rules and regulations regarding the process by which we sell and distribute securities to the public. If we fail to comply with these laws, rules and regulations, we could be subject to enforcement actions and civil claims which could be costly to defend and could damage our reputation.

  If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

   We currently hold the Internet domain name "webstreet.com" and various other related names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our web site. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

 Risks Related to Our Common Stock

  Joseph Fox and Avi Fox can control matters requiring stockholder approval because they own a large percentage of our common stock and they may vote this common stock in a way with which you do not agree.

   Joseph Fox, our co-chairman of the board and chief executive officer, and his brother, Avi Fox, our co-chairman of the board and president, together own approximately 41% of our outstanding common stock. Joseph Fox and Avi Fox have entered into a shareholders agreement which provides that if one of them dies, the other will have the power to vote the deceased's shares. As a result, Messrs. Fox together have the ability to exercise a controlling influence over our business and corporate actions requiring stockholder approval, including the election of our directors, a sale of substantially all our assets, a merger with another entity or an amendment to our certificate of incorporation. This concentration of ownership could delay, defer or prevent a change of control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock. Also, in the event of a sale of our business, Messrs. Fox could elect to receive any control premium to the exclusion of other stockholders. Messrs. Fox will also have the ability to maintain themselves as our directors and executive officers even if our other stockholders believe other management would be better for us.

  If the market price of our common stock fluctuates widely, you may not be able to sell your shares at or above the price at which you purchase them and, therefore, you may suffer a loss on your investment.

   We believe the following factors could cause the market price of our common stock to continue to fluctuate widely and could cause our common stock to trade at a price below the price at which you purchase your shares:

  .actual or anticipated variations in our quarterly operating results;

  .announcements of new services, products, acquisitions or strategic relationships by us or our competitors;

  .announcements of system slowdowns or failures by us or our competitors;

  .new regulations or interpretations of regulations applicable to our online brokerage activities;

  .trends or conditions in the Internet industry;

  .changes in accounting treatments or principles;

  .changes in earnings estimates by securities analysts and in analyst recommendations;

  .changes in market valuations of other Internet companies; and

  .general political, economic and market conditions.

   The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, could materially adversely affect the market price of our common stock. In addition, the market prices of equity securities of technology and Internet companies often fluctuate significantly for reasons unrelated to the operating performance of these companies. The trading prices of many technology and Internet companies, including online brokerage firms, have reached historical highs within the last 52 weeks and have reflected relative valuations substantially above historical levels. During the same period, these companies' stocks have also been highly volatile and have recorded lows well below such historical highs. Our common stock may not trade at the same levels as other Internet stocks, and Internet stocks in general may not sustain their current market prices. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. If any securities litigation is initiated against us, we could incur substantial costs and our management's attention and resources could be diverted from our business.

  Provisions in our charter, our by-laws and Delaware law could delay or deter tender offers or takeover attempts that may offer you a premium, which could adversely affect our stock price.

   Various provisions in our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to you. The existence of these provisions may deprive you of an opportunity to sell your shares at a premium over prevailing prices. The potential inability of our stockholders to obtain a control premium could adversely affect the market price for our common stock.

  Our stock price may decline if a large number of shares are sold or there is a perception that these sales may occur.

   As of March 27, 2000, there were 25,684,777 shares of our common stock outstanding, of which approximately 41% are held by Joseph Fox and Avi Fox. Messrs. Fox may sell their shares in the public markets from time to time, subject to limitations imposed by federal securities laws and lock-up agreements with the underwriters of the initial public offering of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by Messrs. Fox or other stockholders in the market, or the perception that these sales could occur. These factors also could make it more difficult for us to raise funds through future offerings of our equity securities.

Cautionary Note Regarding Forward-Looking Statements

   Because we want to provide you with more meaningful and useful information, this annual report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include our ability to successfully become self-clearing, our need to maintain and increase our customer accounts, our need to establish additional international and content relationships, the intense competition among web sites providing online financial services, existing and future regulations affecting our business or the Internet generally, and other factors described under the heading "Risk Factors" above.

   We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Item 2. Our Properties

   Our corporate headquarters and data center are located in Deerfield, Illinois, where we occupy approximately 17,300 square feet of office space under a lease that expires in April 2003. Our brokerage operations are located in Chicago, Illinois, where we occupy 33,000 square feet of office space under a lease that expires in March 2008. We occupy 6,000 square feet of space in Northbrook, Illinois, which we use for software development activities, under a lease that expires in March 2002. Our first financial services center occupies 2,600 square feet of office space in Beverly Hills, California under a lease that expires in February 2001. We also own approximately 30,000 square feet of real estate in Arizona where we have begun to build a second data center. We recently entered into leases for 4,300 square feet of office space in Denver, Colorado and 6,700 square feet of office space in San Francisco, California which will house financial services centers. We are also negotiating a lease for office space in Boston, Massachusetts, which will also house a financial services center. We believe that we have adequate space to meet our needs for the near future.

Item 3. Legal Proceedings

   On October 7, 1998, we filed a complaint against Yahoo!, Inc., in the United States District Court for the Northern District of Illinois, seeking $10 million in damages. We brought the suit in connection with Yahoo!'s failure to fulfill its obligations under a sponsorship agreement with us that obligated Yahoo! to properly maintain and run an interactive stock trading game, the Investment Challenge, in Yahoo! Finance, which deprived us of the benefit of the sponsorship agreement. Subsequently, we amended the complaint to also allege that Yahoo! (1) failed to fulfill its obligations under an Internet advertising agreement with us that obligated Yahoo! to maintain a hypertext link to our web site in Yahoo! Finance, which deprived us of the benefit of the Internet advertising agreement, (2) violated the Lanham (federal trademark) Act, Illinois Consumer Fraud and Deceptive Business Practices Act and Illinois Uniform Deceptive Trade Practices Act by continuing to show us as a sponsor of the Investment Challenge after we had withdrawn our sponsorship and (3) has been unjustly enriched by our payment of approximately $1,000,000 under the sponsorship agreement and the Internet advertising agreement. On November 12, 1998, Yahoo! filed a counterclaim against us seeking $1.35 million for breach of the sponsorship agreement and the Internet advertising agreement. On March 25, 1999, Yahoo! amended its counterclaim to seek $1.43 million in damages. The parties have completed discovery and the case has been assigned to a district court judge. No trial date has been set. We believe that our claims are well-founded and that we have meritorious defenses to Yahoo!'s counterclaims. We do not believe that resolution of the complaint or counterclaims, even if not in our favor, will have a material adverse effect on our business, financial condition or operating results.

   We are not party to any other legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Our Security Holders

   We did not submit any matter to a vote of our security holders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

Price Range of Common Stock

   Our common stock is traded on the Nasdaq National Market under the symbol WEBS. Our common stock began trading on Nasdaq on November 17, 1999 in connection with the initial public offering of our common stock. For the period from November 17, 1999 to December 31, 1999, the high closing price of our common stock, as reported on the Nasdaq National Market, was $17.375 and the low closing price of our common stock, as reported on the Nasdaq National Market, was $12.375.

   On March 27, 2000, the last reported sale price of our common stock was $11.00 per share, and there were approximately 240 holders of record of our common stock.

Dividends

   We have never declared or paid any cash dividends on our common stock, and we do not currently anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. We intend instead to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors which our board of directors deems relevant.

Sales of Unregistered Securities

   In 1999, we issued and sold shares of our common stock in reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933 to financially sophisticated entities or individuals who represented that they (1) were aware of our activities and business and financial condition and (2) understood the ramifications of their actions, in the following transactions:

  . In January 1999, we issued 1,552,518 shares of common stock to 40 investors, consisting of individuals, joint tenants, partnerships and corporations, in exchange for cash in the aggregate amount of $6,094,235. In connection with this issuance, we paid $184,579 to J. Edgar Hicks Capital, which acted as placement agent for 461,448 shares of our common stock. Also, we paid $45,000 to Viridian Capital and $30,000 to Marion Bass Securities Corporation, which acted jointly as placement agent with respect to 187,500 shares of common stock. In addition, we paid Marion Bass Securities Corporation $250,500 for acting individually as placement agent for the sale of 626,250 shares of our common stock. Finally, we paid $79,900 to Talisman Inc., which acted as placement agent for 199,751 shares of our common stock. Also in January 1999, we issued to one individual an option to purchase 5,625 shares of our common stock at an exercise price of $2.66 2/3 per share in connection with the individual referring an employee to us.

  . In January and April 1999, we redeemed all outstanding shares of our series C preferred stock.

  . In June 1999, we issued to a joint tenant and two individuals options to purchase a total of 191,250 shares of our common stock at an exercise price per share of $7.33 1/3 in connection with the joint tenants selling land and providing construction management services to us and the individuals providing general business consulting services to us.

  . In August 1999, we issued 244,942 shares of common stock to eight investors, consisting of individuals and partnerships, in exchange for cash in the aggregate amount of $2,082,000. In connection with this issuance, we issued warrants exercisable for 47,000 shares of common stock at an exercise price of $8.50 per share to Talisman Inc., which acted as placement agent for the issuance. Also in August 1999, we issued to one individual an option to purchase 75,000 shares of our common stock at an exercise price per share of $11.00 in connection with providing general business consulting services to us.

  . In October 1999, we issued Sun Hung Kai Online Limited warrants to purchase 1,200,000 shares of our common stock in connection with an international alliance. Of these warrants, 1,000,000 have an exercise price per share of $19.00 and 200,000 have an exercise price per share of $30.00.

  . In December 1999, we issued Talisman Inc. warrants to purchase 265,000 shares of our common stock in connection with its referral of Sun Hung Kai Online Limited to us. Of these warrants, 215,000 have an exercise price per share of $19.00 and 50,000 have an exercise price per share of $30.00.

No underwriters were involved in any of these transactions. The substantial majority of the purchasers in these transactions represented that they were "accredited investors" as defined in Regulation D promulgated under the Securities Act, and each purchaser represented that it was acquiring our securities for investment for its own account and not for distribution. All certificates representing the stock issued in these transactions were imprinted with a legend stating that the shares have not been registered under the Securities Act and cannot be transferred unless properly registered under the Securities Act or an exemption applies.

Use of Initial Public Offering Proceeds

   On November 16, 1999, our registration statements on Form S-1 (File No. 333-85849 and File No. 333-91087) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to these registration statements, we registered under the Securities Act 4,312,500 shares of our common stock having an aggregate offering price of $47,437,500. We consummated the offering of 3,750,000 shares of common stock on November 22, 1999 and the offering of an additional 562,500 shares of common stock, upon the exercise by the underwriters of their over-allotment option, on December 2, 1999. We issued a total of 4,192,500 shares of common stock at $11.00 per share, for an aggregate offering price of $46,117,500. One of our stockholders sold 120,000 shares of common stock held by it at $11.00 per share for an aggregate offering price of $1,320,000 as part of the underwriters' over-allotment option. The managing underwriters of the offering were Fahnestock & Co. Inc., Pacific Crest Securities Inc. and Web Street Securities, Inc. After payment of the underwriting discount of $3,228,225 and expenses of $1,911,082, we received net proceeds of $40,978,193 from the offering. We have used approximately $1.5 million to market our online brokerage services and other financial services and products and approximately $1 million for working capital and general corporate purposes. We have invested the remaining net proceeds, pending their use, in short-term, investment grade, interest-bearing obligations.

Item 6. Selected Financial Data

   In this section, we present our selected consolidated financial and other data. You should read the following data along with the financial statements and the related notes included in this annual report and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We derived the statement of operations data for the years ended December 31, 1999, 1998 and 1997 and the period from September 3, 1996, our inception, to December 31, 1996, and the balance sheet data as of December 31, 1999, 1998, 1997 and 1996, from our audited consolidated financial statements.

                                                                      Period from
                                 Year Ended December, 31           September 3, 1996
                          ---------------------------------------  (our inception) to
                              1999          1998         1997      December 31, 1996
                          ------------  ------------  -----------  ------------------
                          (in thousands, except share and per share data and Other
                                                   Data)
Statement of Operations
 Data:
Revenues
  Transaction revenue...  $     23,471  $      7,350  $       291      $      --
  Interest income.......           877           163          --              --
  Other revenue.........         1,124           378           38             --
                          ------------  ------------  -----------      ----------
    Total revenues......        25,472         7,891          329             --
Cost of services
  Clearance and
   execution............        10,564         2,795          144             --
  Employee compensation
   and benefits.........         2,726         1,375          227             --
  Communication and data
   processing...........         1,728           946          127             --
                          ------------  ------------  -----------      ----------
    Total cost of
     services...........        15,018         5,116          498             --
Operating expenses
  Marketing and
   advertising..........         8,458         8,152        1,389             --
  Technology
   development..........         2,005         1,559          430             --
  General and
   administrative.......         6,754         4,882        1,279             116
                          ------------  ------------  -----------      ----------
    Total operating
     expenses...........        17,217        14,593        3,098             116
                          ------------  ------------  -----------      ----------
Net loss................  $     (6,763) $    (11,818) $    (3,267)     $      116
                          ============  ============  ===========      ==========
Basic and diluted net
 loss per common share..  $      (0.32) $      (0.71) $     (0.25)     $    (0.01)
                          ============  ============  ===========      ==========
Shares used in computing
 basic and diluted net
 loss per common share..    21,202,941    16,740,600   12,872,442      12,308,862
Other Data:
  Total trades..........     1,016,700       291,500       11,500             N/A
  Average trades per
   day..................         4,034         1,200          100             N/A
  Total customer
   accounts(1)(2).......        87,500        42,200        1,100             N/A
  Total customer
   assets(1)............  $795,105,000  $231,558,200  $16,082,900             N/A
  Total employees(1)....           119            65           14               6

                                                December 31,
                          -----------------------------------------------------------
                              1999          1998         1997             1996
                          ------------  ------------  -----------  ------------------
                                               (in thousands)
Balance Sheet Data:
  Cash and cash
   equivalents..........  $     39,189  $      1,580  $     1,272      $        3
  Total assets..........        47,791         4,496        1,514               3
  Total liabilities.....         4,828         3,345          412             --
  Redeemable common
   stock................           --            624          278             --
  Total stockholders'
   equity...............        42,963           527          824               3

--------
(1) As of the end of each of the periods presented.
(2) Represents open accounts, regardless of whether there have ever been any funds or securities in the account.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion along with our financial statements and the related notes included in this annual report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under the heading "Business--Risk Factors" above. Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See "Business--Cautionary Note Regarding Forward-Looking Statements."

Overview

   We were founded in September 1996 but did not begin generating revenues until the third quarter of 1997, our first quarter online. During that quarter, we processed approximately 40 trades per day. In January 1998, we completed our initial system-testing phase and launched our initial marketing campaign. In the fourth quarter of 1998, we executed an average of 2,095 trades per day. In the fourth quarter of 1999, our average daily trading volume was 4,877 trades per day, an increase of 133% over the fourth quarter of 1998.

   We earn brokerage commissions for acting as agent in securities transactions, including trading in Nasdaq and U.S. exchange-listed equities, and equity and index options. Brokerage commissions represented 53% of our total revenues for the year ended December 31, 1999 and 52% of our total revenues for year ended December 31, 1998. Since we initiated services, we have maintained commissions charged on equity transactions at $14.95 per internet trade, $17.95 per trade executed by telephone through our automated touch-tone service and $24.95 per trade executed by telephone through a registered representative. On equity and index option trades, we also charge $14.95, $17.95 and $24.95 per trade, plus $1.75 per contract, respectively. We currently offer commission-free trades on over-the-counter orders of 1,000 or more shares priced at more than $2.00 per share. We do not currently charge our customers commissions on the purchase, sale or exchange of mutual funds in transactions of $500 or more on our SuperSite.

   Through our clearing agreement with U.S. Clearing Corporation, we use other broker-dealers to execute our customers' orders. To date, we have derived a significant portion of our revenues from U.S Clearing in the form of payments related to, but not dependent on, the payments U.S. Clearing receives for this order flow. We receive contractual payments directly from U.S. Clearing of $0.025 per share for over-the-counter trades priced at more than $2.00 per share; we receive these payments regardless of the order flow rebates U.S. Clearing actually receives. The order flow-related payments we received under this agreement represented 39% of our total revenues for the year ended December 31, 1999 and 41% of our total revenues for the year ended December 31, 1998. When our current clearing agreement ends on April 30, 2000, we plan to begin performing clearing functions for equity and mutual fund transactions in our customers' accounts ourselves and to enter into an agreement with another third party to perform clearing operations for option transactions in our customers' accounts. When we become self-clearing, we will begin receiving payments directly from market makers that are based upon actual order flow. We expect that those payments will be made to us at regular market rates, which will be significantly below the current rate of payment to us by U.S. Clearing. Our current above-market order flow payments have allowed us to offer our customers commission-free trades on over-the-counter orders of 1,000 or more shares priced at more than $2.00 per share. After April 2000, when our order flow payments decrease, we anticipate that we will initially limit and eventually may no longer continue to offer these commission-free trades and, thus, we may lose the competitive advantage we gain by doing so. In addition, payment to us for order flow may further decrease after our current clearing agreement expires because of (1) the SEC's enactment of order handling rules which reduced market-makers' spreads and correspondingly their profits, (2) the emergence of electronic communication networks, which enable securities trading without the use of market makers and (3) the quotation of stock prices in decimals, which could further reduce spreads and profits. Further, the SEC, the NASD or other regulatory agencies, courts or other governmental units may prohibit payments for order flow in the future. We believe that the adverse effect on per trade revenue and profit margins from decreased order flow-related payments will be offset in part by (1) the increased average commission per trade which we expect to result from our anticipated discontinuation of commission-free over-the-counter trades discussed above and
(2) the decreased average cost per trade and increased interest income which we expect to result from our conversion to being self-clearing. However, it may take some time for us to fully experience these anticipated positive effects of becoming self-clearing.


   If for any reason we are delayed in completing our conversion to being self-clearing by the April 30, 2000 expiration of our current clearing agreement, we have entered into an agreement with U.S. Clearing to continue acting in its present capacity for our customers' accounts on an interim basis until we are fully prepared to perform these clearing functions ourselves. Pursuant to this interim agreement, during the period of any such delay, we would experience the reduction in order flow-related payments described above, as well as a $1.25 increase in the clearance cost per trade compared to what we are charged by U.S. Clearing under the terms of our present agreement. As a result, our revenues and profit margins would be materially adversely affected during any such interim period between April 30, 2000 and the date of actual commencement of our self-clearing operations.

   We are continuing to establish and develop our Unified Global Brokerage Accounts. Through these accounts, we currently enable investors in Germany, Iceland and Hong Kong to trade in U.S. securities markets from our web site. Because all trades executed by us are settled in U.S. dollars, our customers and our international partners bear the risk of fluctuations in foreign currency exchange rates. We intend that once fully operational, these accounts will allow our customers to trade in major global financial markets using funds deposited in local currencies. We intend to continue to enter into arrangements with international online brokerage service providers in major capital markets around the world. Investors in European countries who trade U.S. securities through our ConSors relationship pay the same transaction fees as investors who trade directly through us in the United States. We pay ConSors a portion of the gross profits earned by us on trades executed by customers in these countries, in exchange for ConSors (1) facilitating access to its existing customer base, (2) conducting local marketing and advertising to attract new customers and (3) providing local customer service support. Landsbref, our other international partner that was active in 1999, provides similar customer acquisition and ongoing customer support functions for Icelandic brokerage customers who trade U.S. securities through us. Commissions charged by Landsbref include a mark-up above our normal commission rates, and we remit the amount charged above our normal rate back to Landsbref as its fee. We do not pay any other fee to Landsbref. We will share gross profits with our partner in Hong Kong, Sun Hung Kai Online Limited, and our partner in Chile, CB Corredores de Bolsa, S.A., in a similar manner as we share gross profits with ConSors. We may structure future arrangements with other international partners using these or other revenue models.

   The following descriptions of the components of revenue and expense apply to all periods presented below:

     Transaction revenue consists of brokerage commissions on customer transactions in equity securities, options and mutual funds and payments related to order flow, recorded on a trade date basis.

     Interest income represents interest paid to us by U.S. Clearing on our customers' margin debt and money market account balances, as well as interest earned on our own available cash balances. We participate in the interest spread on our customers' margin debit and money market credit balances through our clearing agreement with U.S. Clearing.

     Other revenue consists of fees billed monthly to customers who choose to subscribe to one of our automatically updating real-time quote services, as well as revenue from investment banking transactions.

     Cost of services consists of transaction-based clearance and execution costs for customer trades paid to U.S. Clearing under the terms of our clearing agreement, margin-sharing payments to international partners, compensation and benefit costs for employees directly involved in brokerage and subscription service operations, exchange and other market data fees and the costs of communication lines and related equipment.

     Marketing and advertising expenses consist of advertising agency fees, third-party charges for producing and running television, print, internet, outdoor and radio ads, the costs of brochures, contests and promotions and the costs of our public relations program.

     Technology development expenses include technology-related payroll, consulting, supplies and equipment costs associated with the development and enhancement of our web site and related product and service offerings.

     General and administrative expenses consist primarily of compensation and benefits for corporate management and administrative personnel, occupancy costs, insurance, professional fees, postage and the provision for losses related to securities transactions.

Results of Operations

   In the discussion below, we compare our results of operations for the years ended December 31, 1999, 1998 and 1997.

   The following table shows for the periods presented (1) the percentage of total revenues represented by items on our consolidated statements of operations and (2) the percentage change in each of the items from the prior period:

                                      Percentage of          Period-to-Period
                                      Total Revenues         Percentage Change
                                      ------------------   ---------------------
                                        Year Ended           1999     1998
                                       December 31,        Compared Compared
                                      ------------------   -------- --------
                                      1999   1998   1997   to 1998  to 1997
                                      ----   ----   ----   -------- --------
   Revenues:
     Transaction revenue.............  92%     93%    88%    219%    2,426%
     Interest income.................   3       2    --      438         *
     Other revenue...................   5       5     12     197       878
                                      ---    ----   ----
       Total Revenues................ 100     100    100     223     2,298
   Cost of Services:
     Clearance and execution.........  41      35     44     278     1,841
     Employee compensation and
      benefits.......................  11      17     69      98       506
     Communication and data
      processing.....................   7      12     39      83       644
                                      ---    ----   ----
       Total Cost of Services........  59      64    152     194       927
   Operating Expenses:
     Marketing and advertising.......  33     103    422       4       487
     Technology development..........   8      20    131      29       263
     General and administrative......  27      62    389      38       282
                                      ---    ----   ----
       Total Operating Expenses......  68     185    942      18       371
                                      ---    ----   ----
   Loss before income tax benefit.... (27)   (149)  (994)    (43)      262
   Income tax benefit                 --      --     --      --        --
                                      ---    ----   ----
       Net loss...................... (27)%  (149)% (994)%   (43)%     262%
                                      ===    ====   ====

--------
*  Not calculable.

Years Ended December 31, 1999, 1998 and 1997

 Revenues

   Total revenues increased to $25,472,000 in 1999, up 223% from $7,891,000 in 1998, which was up 2,298% from $329,000 in 1997. We did not launch our online brokerage service or record our first revenues until July 1997. We continued system testing and enhancement and development of our initial marketing campaign during the second half of 1997. Our transaction volumes, customer accounts and customer asset balances have grown rapidly through 1998 and 1999. We executed approximately 100 average trades per day in the second half of 1997. This increased to approximately 1,200 average trades per day in 1998 and 4,034 average trades per day in 1999. By the fourth quarter of 1999, we executed an average of 4,877 trades per day, up 133% over the 2,095 trades per day executed in the fourth quarter of 1998. Total customer accounts increased from 1,100 at December 31, 1997 to 42,200 at December 31, 1998 and 87,500 at December 31, 1999. Total customer accounts represent open accounts regardless of whether there have ever been any funds or securities in the account.

   Transaction revenues increased to $23,471,000 in 1999, up 219% from $7,350,000 in 1998, which was up 2,426% from $291,000 in 1997. Transaction revenues represented 92% of total revenues in 1999, compared to 93% in 1998 and 88% in 1997. Brokerage commissions remained fairly constant at 53%, 52% and 52% of total revenues in 1999, 1998 and 1997, respectively, while order flow-related rebates decreased to 39% of total revenue in 1999 from 41% in 1998, which was up from 36% of total revenue in 1997. For the year ended December 31, 1999, equity transactions represented 88% and option transactions represented 12% of our total transaction volumes. This compares to 78% and 72% for equity transactions, and 22% and 28% for option transactions in 1998 and 1997, respectively. Average transaction revenue decreased to $23.08 per trade in 1999 from $25.22 and $25.28 in 1998 and 1997, respectively, as a result of this shift in trade mix away from the higher commission option trades and a decline in average order flow-related payments per trade. Transaction revenue from our international partnerships, principally our agreement with ConSors, represented approximately 16% of our total revenues in 1999, including 25% in the fourth quarter of 1999. Our relationship with ConSors became operational at the end of the first quarter of 1999. We did not have any material revenues attributable to international relationships in any prior years. We expect revenues from our international relationships to increase as a percentage of our total revenues in the future.

   Interest income increased to $877,000 in 1999, up 438% from $163,000 in 1998 and $0 in 1997 due to increases in customer money market and margin debit balances, as well as increases in our own available cash balances. Under our clearing agreement we receive a share of the interest earned on our customers' debit and credit balances held at U.S. Clearing. Customer money market credit balances increased to $126,740,000 at December 31, 1999, up from $57,672,000 and $6,006,000 at December 31, 1998 and 1997, respectively. Customer margin debits increased to $93,717,000 at December 31, 1999, up from $22,512,000 and $2,366,000 at December 31, 1998 and 1997, respectively. As a percentage of total revenue, interest income increased to 3% in 1999 from 2% in 1998. We expect interest income to increase as a percentage of total revenue in the future as we convert to self-clearing, retain the full interest spread currently shared with U. S. Clearing, and experience additional growth in customer credit and debit balances.

   Other revenue increased to $1,124,000 in 1999, up 197% from $378,000 in 1998, which was up 869% from $39,000 in 1997. The majority of the increase in both 1999 and 1998 was due to an increase in the number of subscribers to our automatically updating real-time quote services at prices ranging from $19.95 to $79.95 per month. In 1999, we also earned $129,000 of underwriting revenue from Web Street Securities' participation as a co-manager of our initial public offering in November 1999. Other revenue declined to 5% of total revenue in 1999 and 1998, from 12% in 1997, as transaction revenues and interest income grew at a more rapid rate.

 Cost of Services

   Total cost of services increased to $15,018,000 in 1999, up 194% from $5,116,000 in 1998, which was up 927% from $498,000 in 1997. These increases were due primarily to the increase discussed above in the number of securities transactions we executed during 1999 and 1998. Clearance and execution costs increased to $10,564,000, up 278% from $2,795,000 in 1998, which was up 1,841%
from $144,000 in 1997. The transaction-based fees paid to U.S. Clearing for trade execution, as well as to various market data vendors, increased throughout 1999 and 1998 as transaction volumes increased. In addition, in April 1999, we began making margin-sharing payments for trades directed to us under agreements with our international partners, which we also recorded as clearance and execution costs. The cost of these margin sharing payments caused the average clearance and execution cost per trade to increase to $10.39 in 1999 from $9.59 in 1998. As a result of initiating these margin-sharing payments, as well as the decline in average transaction revenue per trade described above, clearance and execution costs increased to 41% of total revenues in 1999, after decreasing to 35% in 1998 from 44% in 1997.

   Employee compensation and benefits increased to $2,726,000 in 1999, up 98% from $1,375,000 in 1998, which was up 506% from $227,000 in 1997.
Communication and data processing costs increased to $1,728,000, up 83% from $946,000 in 1998, which was up 645% from $127,000 in 1997. We continued
throughout these periods to add licensed brokers and other customer service personnel, as well as third party market data services, communication lines and equipment, to accommodate the increased number of customer accounts and associated traffic to our web site and to our customer service call center. In December 1999, we moved the brokerage operations of Web Street Securities into 33,000 square feet of newly leased space in downtown Chicago, Illinois and significantly upgraded the telecommunications systems and equipment in our call center. Total employees involved in brokerage, customer service and technical support activities increased to 84 at December 31, 1999, from 42 and 10 at December 31, 1998 and 1997, respectively. As a percentage of total revenues, however, employee compensation and benefit costs decreased to 11% in 1999, from 17% in 1998 and 69% in 1997. Similarly, communication and data processing costs decreased as a percentage of total revenues to 7% in 1999, from 12% in 1998 and 39% in 1997.

 Operating Expenses

   Total operating expenses increased to $17,218,000 in 1999, up 18% from $14,593,000 in 1998, which was up 371% from $3,098,000 in 1997. These increases were due to the costs associated with the development and growth of our web site, systems, brand and infrastructure, as described in further detail below. We expect to spend significant amounts in the future to continue developing and delivering to our customers state-of-the-art online financial products and services, to increase the number of our financial services centers and to market our brand to expand our customer base. We also plan to continue to enhance financial, operational and management controls and reporting systems and procedures to support the continued expansion of our operations. As a consequence, we intend to increase expenditures in all operating areas to support our planned growth and the further development of our infrastructure.

   Marketing and advertising. Marketing and advertising expenses increased to $8,458,000 in 1999, up 4% from $8,152,000 in 1998, which was up 487% from
$1,389,000 in 1997. Our initial marketing campaign was developed in the fourth quarter of 1997 and launched in the first quarter of 1998. Throughout 1998 and 1999 we advertised in both national and local print publications, and on television and radio, as well as on various internet sites. These ads and related promotions were designed to build brand name recognition, grow our customer base and gain market share. As a percentage of total revenues, marketing and advertising expenses decreased to 33% in 1999, from 103% in 1998 and 422% in 1997. During the fourth quarter of 1999, we began production of a new national advertising campaign that launched in February 2000. We expect this advertising campaign to result in substantially increased levels of advertising expense in the foreseeable future as we attempt to attract new customer accounts and accelerate our revenue growth rate. As of December 31, 1999, approximately $684,000 of production costs related to this campaign were deferred and reflected in prepaids and other assets in our consolidated balance sheet. These costs will be expensed in the first quarter of 2000 as the production work is completed and the advertising begins to run.

   Technology development. Technology development expenses increased to $2,005,000 in 1999, up 29% from $1,559,000 in 1998, which was up 263% from
$430,000 in 1997. The increased spending was due to an increase in the number of technology department employees and expenses related to development of software by third parties to regularly enhance our web site and expand our product and service offerings. However, in 1999, technology development expenses decreased to 8% of total revenues, from 20% in 1998 and 131% in 1997. As of December 31, 1999 we capitalized approximately $563,000 of internally developed software costs that would have been immediately charged to technology development expenses under the accounting policy in effect prior to January 1, 1999, when we adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We expect that technology development expenditures will continue to increase in the future, but may fluctuate as a percentage of revenues over time depending on the timing of future development projects.

   General and administrative. General and administrative expenses increased to $6,755,000 in 1999, up 38% from $4,882,000 in 1998, which was up 282% from
$1,279,000 in 1997. These increases were due to a variety of factors, all related to the significant growth we experienced during these periods. Among these factors, an increase in the number of employees and improved compensation and benefit levels to attract and retain qualified employees were the primary causes of the increase. Other factors that contributed to the increase were increased consulting expenses and other professional fees; increased occupancy costs related to the relocation to larger corporate office facilities in Deerfield, Illinois in June 1998 and opening new brokerage operation facilities in Chicago, Illinois in December 1999; and increased costs for insurance and postage associated with the higher customer and trade activity levels. These increases in 1999 were partially offset by a decline in non-cash charges for stock and options granted below market value in prior years to $527,000, from $1,224,000 in 1998. In 1997, these non-cash charges totaled only $63,000. We have not granted any below market value shares or options since September 1, 1998, nor do we expect to make any below market grants in the future. As a result, these charges against income will decline significantly in future periods. However, we have granted and may continue to grant options and warrants at or above current fair market value to third parties, for services rendered on which we will be required to record future charges against income. We anticipate hiring additional personnel and incurring increased administrative costs related to being a public company and to support the expected future growth of our business.

Quarterly Results of Operations

   The following table shows, for the periods indicated, our quarterly results of operations. We have derived our statement of operations data from our unaudited interim financial statements, which have been prepared on substantially the same basis as our audited financial statements and which we believe include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. You should read this information along with our financial statements and notes in this annual report. Our operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                               Three Months Ended
                     --------------------------------------------------------------------------------------------------
                      Mar. 31,      June 30,     Sept. 30,      Dec. 31,      Mar. 31,        June 30,     Sept. 30,
                        1998          1998          1998          1998          1999            1999          1999
                     -----------  ------------  ------------  ------------  ------------    ------------  ------------
                                                                  (unaudited)
                                         (in thousands, except share and per share data and Other Data)
Statement of
 Operations Data:
Revenues
 Transaction
  revenue..........  $       561  $      1,444  $      2,073  $      3,272  $      4,271    $      5,609  $      6,061
 Interest income...           20            43            47            53           148             167           162
 Other revenue.....           13            41           124           200           218             260           268
                     -----------  ------------  ------------  ------------  ------------    ------------  ------------
   Total revenues..          594         1,528         2,244         3,525         4,637           6,036         6,491
                     -----------  ------------  ------------  ------------  ------------    ------------  ------------
Cost of Services
 Clearance and
  execution........          233           475           704         1,383         1,718           2,659         2,802
 Employee
  compensation and
  benefits.........          120           311           391           553           550             708           640
 Communication and
  data processing..           73           251           161           461           288             331           418
                     -----------  ------------  ------------  ------------  ------------    ------------  ------------
   Total Cost of
    Services.......          426         1,037         1,256         2,397         2,556           3,698         3,860
                     -----------  ------------  ------------  ------------  ------------    ------------  ------------
Operating Expenses
 Marketing and
  advertising......        1,727         1,926           872         3,627           633           1,611         3,290
 Technology
  development......          218           369           635           337           314             599           489
 General and
  administrative...        1,221           889           935         1,837         1,119           1,370         1,618
                     -----------  ------------  ------------  ------------  ------------    ------------  ------------
   Total Operating
    Expenses.......        3,166         3,184         2,442         5,801         2,066           3,580         5,397
                     -----------  ------------  ------------  ------------  ------------    ------------  ------------
Income (loss)
 before income tax
 benefit...........       (2,998)       (2,693)       (1,454)       (4,673)           15          (1,242)       (2,766)
Income tax benefit.          --            --            --            --            --              --            --
                     -----------  ------------  ------------  ------------  ------------    ------------  ------------
   Net income
    (loss).........  $    (2,998) $     (2,693) $     (1,454) $     (4,673) $         15    $     (1,242) $     (2,766)
                     ===========  ============  ============  ============  ============    ============  ============
Basic and diluted
 net income (loss)
 per common share..  $     (0.19) $      (0.16) $      (0.08) $      (0.28) $       0.00    $      (0.06) $      (0.13)
                     ===========  ============  ============  ============  ============    ============  ============
Shares used in
 computing basic
 and diluted net
 income (loss) per
 share.............   16,176,090    16,391,708    16,569,701    16,740,600    20,092,013(1)   20,404,466    20,841,324
Other Data:
Total trades.......       20,100        52,500        82,700       136,200       187,200         253,400       264,000
Average trades per
 day...............          330           833         1,293         2,095         3,069           4,022         4,124
Total customer
 accounts(2)(3)....        5,600        17,400        31,500        42,200        54,500          66,600        73,000
Total customer
 assets(2).........  $43,163,400  $104,996,800  $156,307,300  $231,558,200  $348,308,300    $471,174,700  $519,029,300
Total employees(2).           34            61            76            65            80             112           119
                       Dec. 31,
                         1999
                     -------------
Statement of
 Operations Data:
Revenues
 Transaction
  revenue..........  $      7,530
 Interest income...           400
 Other revenue.....           378
                     -------------
   Total revenues..         8,308
                     -------------
Cost of Services
 Clearance and
  execution........         3,385
 Employee
  compensation and
  benefits.........           828
 Communication and
  data processing..           691
                     -------------
   Total Cost of
    Services.......         4,904
                     -------------
Operating Expenses
 Marketing and
  advertising......         2,924
 Technology
  development......           603
 General and
  administrative...         2,648
                     -------------
   Total Operating
    Expenses.......         6,175
                     -------------
Income (loss)
 before income tax
 benefit...........        (2,771)
Income tax benefit.           --
                     -------------
   Net income
    (loss).........  $     (2,771)
                     =============
Basic and diluted
 net income (loss)
 per common share..  $      (0.12)
                     =============
Shares used in
 computing basic
 and diluted net
 income (loss) per
 share.............    23,173,156
Other Data:
Total trades.......       312,100
Average trades per
 day...............         4,877
Total customer
 accounts(2)(3)....        87,500
Total customer
 assets(2).........  $795,105,000
Total employees(2).           119

-------
(1) Represents shares used in computing basic net income per share. 20,485,997 shares were used in computing diluted net income of $0.00 per share.
(2) As of the end of each of the periods presented.
(3) Represents open accounts, regardless of whether there have ever been any funds or securities in the account.

   Our quarterly operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside our control. These factors include:

  . the timing of our ability to experience the anticipated benefits of becoming self-clearing;

  . economic conditions specific to the internet, online commerce or the brokerage industry, as well as general economic conditions;

  . trends in securities markets;

  . changes in trading volume in securities markets;

  . the pace of development of the market for online commerce;

  . customer acceptance of our online financial services and products;

  . introductions of new or enhanced online financial services and products by us or our competitors;

  . our ability to upgrade and change our web site and systems;

  . technical difficulties or system downtime affecting the internet or the operation of our web site;

  . changes in commissions charged by us or our competitors;

  . changes in the level of our marketing and other operating expenses to support our growth;

  . changes in clearing, execution and exchange fees; and

  . domestic and international regulation of the brokerage industry.

Due to these factors, period-to-period comparisons of our revenues and operating results may not be meaningful and should not be relied upon as indicators of future performance. In addition, we may not be able to sustain the rates of revenue growth that we have experienced in the past or maintain or improve our operating results.

Income Taxes

   We account for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Since our inception, we have accumulated net operating loss carryforwards totaling approximately $20.2 million. We do not report any benefit for federal and state income tax net operating loss carryforwards in our consolidated financial statements, as the deferred tax asset generated has been offset by a full valuation allowance as of December 31, 1999.

Liquidity and Capital Resources

   As of December 31, 1999, we had cash and cash equivalents of $39,189,000 and no bank debt. From our inception in 1996 through November 1999, we financed our operations through the private placement of common stock and, to a much lesser extent, the private placement of preferred stock and equipment lease financing. We have reported significant negative cash flows from operating activities for each fiscal year to date. Cash flows used in operating activities were a negative $6,006,000 for the year ended December 31, 1999, a negative $9,688,000 for the year ended December 31, 1998 and a negative $2,765,000 for the year ended December 31, 1997. Significant uses of cash in operations for each of these years included marketing activities to establish our brand and to promote our products and services, as well as expenditures to further develop the capacity and functionality of our web site.

   Cash used in investing activities, all of which has represented capital expenditures, increased to $3,994,000 for the year ended December 31, 1999, compared to $1,039,000 for the year ended December 31, 1998 and $245,000 for the year ended December 31, 1997. We continued to acquire fixed assets and software for cash and under operating leases during 1999 to support the continued rapid growth of the business. As of December 31, 1999, we had commitments under noncancellable operating leases for facilities and equipment totaling approximately $9,083,000 that expire on various dates through March 31, 2008.

   In September 1999, we obtained a line of credit from LaSalle Bank N.A. in the amount of $500,000, which bears interest at the bank's prime rate, which was 8.5% at December 31, 1999, plus 1%. This line of credit is unsecured and was originally scheduled to expire in September 2000. As of December 31, 1999, we had no outstanding balance under the line of credit. In March 2000, we amended this line of credit to increase the total amount available to $750,000 and to extend the expiration date until April 30, 2001. We intend to use this credit facility to support letters of credit that we expect to provide from time to time as security for new online financial service center and other leases.

   Between early 1997 and August 1999, we periodically completed private placements of our stock as needed to fund the cash deficit from our operating activities. We raised $300,000, net of offering costs, in the first quarter of 1997 in a private placement of our series A preferred stock. We completed various private placements of our common stock providing us with proceeds totaling $3,979,000 in 1997 and $11,224,000 in 1998, each net of offering costs. During January 1999, we raised $5,504,000, net of offering costs, through private placements of 1,552,518 shares of our common stock. In January 1999, we paid $400,000, and in April 1999 we paid $250,000, to redeem all 3,000,000 shares of our then issued and outstanding series C preferred stock. All those shares were originally issued in January 1997 to Darwin Financial Group. At the time of the issuance, Joseph Fox and Avi Fox were the principal stockholders, directors and executive officers of Darwin. Messrs. Fox were the only stockholders of Darwin at the time the shares were repurchased. During August 1999, we raised $2,082,000 through private placements of 244,942 shares of our common stock. In November and December 1999, from our initial public offering of an aggregate of 4,192,500 shares of our common stock, we received aggregate proceeds, net of issuance costs, of approximately $40,978,000.

   In the future, we expect to incur significantly higher costs, particularly marketing and advertising, technology development, payroll and occupancy costs, to grow our business. We anticipate incurring between $1 and $1.5 million in nonrecurring expenses during the first and second quarters of 2000 to implement the conversion to self-clearing, consisting primarily of consulting, personnel and training costs. We also expect to require, as of the anticipated May 1, 2000 conversion date, approximately $2 to $3 million of additional regulatory capital beyond our current requirement of approximately $100,000. We anticipate increased levels of capital expenditures in 2000 to continue construction of a second data center, which we expect to complete in the second quarter, and to continue to expand our existing systems and network of online financial service centers over the next year. It is our intention to finance certain of these capital expenditures with additional lease financing that we expect to be available to us.

   We believe that our current cash and cash equivalents, supplemented with lease financing that we expect to be available, will be sufficient to meet our anticipated cash needs for working capital, regulatory capital and capital expenditures for at least the next 12 months. However, during this period, we may need to seek additional capital in the private and/or public equity markets in order to support more rapid growth, to respond to competitive pressures, to develop new products and services and to acquire complimentary businesses. After that 12-month period, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. If we receive additional funds through the issuance of equity securities, our existing stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. Further, we may not be able to obtain additional financing when needed or on terms favorable to us or our stockholders. If we are unable to obtain additional financing when needed, or to do so on acceptable terms, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

Year 2000 Readiness

   We developed, purchased or licensed our internal systems and software in the last few years. We designed the internal systems and software which we developed to be fully year 2000 compliant. We have incurred no additional expense for year 2000-related remediation. We have not experienced any year 2000 problems nor have our operations been affected by any year 2000 failures of third parties on which we rely. Although we have not experienced any year 2000 problems to date, we plan to continue to monitor the situation closely, as year 2000 problems could still arise.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. This statement will be effective for us in 2001. We believe that the adoption of this statement will not have a material impact on our financial position or results of operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Our primary financial instruments are cash in banks, money market instruments and short-term certificates of deposit. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amounts reported for the transaction. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We, along with U.S. Clearing, continuously monitor our exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the credit-worthiness of each customer and/or other counterparty with which we conduct business. We are not currently exposed to any material currency exchange risks because the risk is borne by our international customers and our international partners, and we do not hold any assets or incur any liabilities denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

   The financial statements, with the report of independent public accountants, listed in Item 14 are included in this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   We changed accounting firms from Grant Thornton LLP to Arthur Andersen LLP, effective September 8, 1998, primarily in contemplation of an initial public offering. Our board of directors approved this decision. Grant Thornton did not (1) issue any adverse opinion, (2) make any disclaimer of its opinion or
(3) qualify or modify its opinion as to uncertainty, audit scope or accounting principles in its report for the year ended December 31, 1997. We had no disagreements with Grant Thornton about accounting principles or practices, financial statement disclosure or auditing scope or procedure. Grant Thornton has not audited or otherwise expressed an opinion on any of the financial statements included in this annual report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information in response to this item is incorporated by reference from the "Nominees," "Other Directors" and "Executive Officers and Key Employees" sections of our definitive proxy statement to be filed with the SEC in connection with our 2000 annual meeting of stockholders.

Item 11. Executive Compensation

   The information in response to this item is incorporated by reference from the "Executive Compensation" section of our 2000 annual meeting definitive proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information in response to this item is incorporated by reference from the "Security Ownership of Management and Principal Stockholders" section of our 2000 annual meeting definitive proxy statement.

Item 13. Certain Relationships and Related Transactions

   The information in response to this item is incorporated by reference from the "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" sections of our 2000 annual meeting definitive proxy statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) We have filed the following documents as part of this annual report:

     1. We have filed the following financial statements, with the report of independent public accountants, as part of this annual report:

     Report of Arthur Andersen LLP, Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     2. We have filed the following financial statement schedules as part of this annual report:

     None.

     3. We have filed, or incorporated by reference, the following exhibits with this annual report:

      Exhibit
      Number                            Exhibit
      -------                           -------

      2 Agreement and Plan of Merger dated March 19, 1998 between us, Web Street Securities, Inc., an Illinois corporation, and Web Street Securities, Inc., a Delaware corporation
               ("Web Street Securities"), incorporated by reference to
               Exhibit 1 of the Registrant's Registration Statement on
               Form S-1 (Reg. No. 333-85849) (the "IPO S-1").

      Exhibit
      Number                             Exhibit
      -------                            -------
      3.1      Registrant's Amended and Restated Certificate of
               Incorporation.
      3.2      Registrant's Amended and Restated By-laws.
      4        Specimen stock certificate representing common stock,
               incorporated by reference to Exhibit 4 of the IPO S-1.
     10.1*     Registrant's 1998 Stock Option Plan, incorporated by
               reference to Exhibit 10.1 of the IPO S-1.
     10.2*     Form of Option Agreement under our 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the IPO S-1.
     10.3*     Form of Option Agreement prior to our 1998 Stock Option
               Plan, incorporated by reference to Exhibit 10.3 of the IPO
               S-1.
     10.4*     Registrant's 1999 Stock Incentive Plan, incorporated by
               reference to Exhibit 10.4 of the IPO S-1.
     10.5*     Form of Option Agreement under Registrant's 1999 Stock
               Incentive Plan, incorporated by reference to Exhibit 10.5
               of the IPO S-1.
     10.6*     Employment Agreement between Registrant and Joseph J. Fox.
     10.7*     Employment Agreement between Registrant and Avi Fox.
     10.8*     Employment Agreement between Registrant and Joseph A.
               Barr.
     10.9*     Employment Agreement between Registrant and Stuart A.
               Cohn.
     10.10*    Employment Agreement between Registrant and William J.
               Mania.
     10.11*    Employment Agreement between Registrant and D. Jonathan
               Rosenberg.
     10.12*    Form of Indemnification Agreement for Directors and
               Executive Officers, incorporated by reference to Exhibit
               10.12 of the IPO S-1.
     10.13+    Joint Brokerage Agreement dated as of December 11, 1998
               between Web Street Securities and ConSors Discount-Broker, incorporated by reference to Exhibit 10.13 of the IPO S-1.
     10.14     Online Service Agreement dated January 19, 1999 between
               Web Street Securities and Landsbref, Ltd, incorporated by
               reference to Exhibit 10.14 of the IPO S-1.
     10.15     Full Service Agreement dated January 19, 1999 between Web
               Street Securities and Landsbref, Ltd, incorporated by
               reference to Exhibit 10.15 of the IPO S-1.
     10.16     Clearing Agreement dated as of April 18, 1997 between Web
               Street Securities and U.S. Clearing Corp. and amendment
               dated April 30, 1999, incorporated by reference to Exhibit
               10.16 of the IPO S-1.
     10.17     Letter Agreement dated January 28, 2000 between Web Street
               Securities and U.S. Clearing Corp.
     10.18     Sublease Agreement dated April 15, 1998 between Registrant and Western Diversified Life Insurance Company,
               incorporated by reference to Exhibit 10.17 of the IPO S-1.

      Exhibit
      Number                             Exhibit
      -------                            -------
     10.19+    Joint Online Trading Agreement dated October 13, 1999
               between Registrant and Sun Hung Kai Online Limited,
               incorporated by reference to Exhibit 10.18 of the IPO S-1.
     10.20+    Brokerage Arrangement Agreement dated August 13, 1999
               between Registrant and CB Corredores de Bolsa, S.A.,
               incorporated by reference to Exhibit 10.19 of the IPO S-1.
     10.21     Business Loan Agreement effective as of March 7, 2000
               between Registrant and LaSalle Bank National Association
               and the related Promissory Note.
     16        Letter of Grant Thornton, LLP to the Securities and
               Exchange Commission.
     21        Subsidiaries, incorporated by reference to Exhibit 21 of
               the IPO S-1.
     27        Financial Data Schedule

--------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.
+A portion of the exhibit has been omitted pursuant to a previously granted request for confidential treatment

   (b) Reports on Form 8-K:

     We did not file any current reports on Form 8-K during the quarter ended December 31, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Consolidated Financial Statements of Web Street, Inc.:

  Report of Independent Public Accountants................................. F-2

  Consolidated Balance Sheets.............................................. F-3

  Consolidated Statements of Operations.................................... F-4

  Consolidated Statements of Changes in Stockholders' Equity............... F-5

  Consolidated Statements of Cash Flows.................................... F-6

  Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Web Street, Inc:

   We have audited the accompanying consolidated balance sheets of Web Street, Inc. (a Delaware Corporation) and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Web Street, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Chicago, Illinois
February 15, 2000

                        WEB STREET, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                       As of December 31,
                                                    --------------------------
                      ASSETS                            1999          1998
                      ------                        ------------  ------------
Cash and cash equivalents.......................... $ 39,189,362  $  1,579,639
Receivable from clearing broker....................    2,395,679     1,008,716
Other receivables..................................      359,917       687,861
Property and equipment, net........................    3,994,411       886,223
Prepaids and other assets..........................    1,851,534       333,185
                                                    ------------  ------------
    Total assets................................... $ 47,790,903  $  4,495,624
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Liabilities:
  Accounts payable................................. $  2,705,228  $  1,823,400
  Accrued compensation and benefits................    1,202,561       433,950
  Other accrued expenses...........................      774,072       936,785
  Deferred rent....................................      146,082       150,378
                                                    ------------  ------------
    Total liabilities.............................. $  4,827,943  $  3,344,513
Commitments and contingencies (note 6).............
Redeemable common stock............................          --        624,375
Stockholders' equity:
  Preferred stock--Series A ($.01 par value;
   500,000 shares authorized; 0 and 112,500 shares
   issued and outstanding as of December 31, 1999
   and 1998, respectively).........................          --          1,125
  Preferred stock--Series C ($.01 par value;
   5,000,000 shares authorized; 0 and 3,000,000
   shares issued and outstanding as of December 31,
   1999 and 1998, respectively)....................          --         30,000
  Preferred stock ($.01 par value; 2,000,000 and
   6,000,000 shares authorized as of December 31,
   1999 and 1998, respectively; 0 shares issued and
   outstanding)....................................          --            --
  Common stock--($.01 par value; 100,000,000 shares
   authorized; 25,660,402 and 18,956,273 issued and
   outstanding as of December 31, 1999 and 1998,
   respectively)...................................      256,604       189,563
  Receivable from related party....................          --       (190,000)
  Additional paid-in capital.......................   65,317,651    16,343,846
  Accumulated deficit..............................  (22,611,295)  (15,847,798)
                                                    ------------  ------------
    Total stockholders' equity..................... $ 42,962,960  $    526,736
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 47,790,903  $  4,495,624
                                                    ============  ============


                See notes to consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                        --------------------------------------
                                           1999          1998         1997
                                        -----------  ------------  -----------
Revenues
  Transaction revenue.................. $23,471,194  $  7,350,246  $   290,699
  Interest income......................     876,938       162,912          --
  Other revenue........................   1,123,453       377,775       38,616
                                        -----------  ------------  -----------
    Total revenues.....................  25,471,585     7,890,933      329,315
Cost of services
  Clearance and execution..............  10,564,306     2,794,584      143,603
  Employee compensation and benefits...   2,725,779     1,375,203      226,641
  Communication and data processing....   1,727,605       946,150      127,886
                                        -----------  ------------  -----------
    Total cost of services.............  15,017,690     5,115,937      498,130
Operating expenses
  Marketing and advertising............   8,457,773     8,151,578    1,388,916
  Technology development...............   2,005,093     1,559,306      429,769
  General and administrative...........   6,754,526     4,882,562    1,279,181
                                        -----------  ------------  -----------
    Total operating expenses...........  17,217,392    14,593,446    3,097,866
                                        -----------  ------------  -----------
Net loss............................... $(6,763,497) $(11,818,450) $(3,266,681)
                                        ===========  ============  ===========
Basic and diluted net loss per common
 share................................. $     (0.32) $      (0.71) $     (0.25)
                                        ===========  ============  ===========
Weighted average common shares
 used in computation of basic and
 diluted net loss per common share:....  21,202,941    16,740,600   12,872,442
                                        ===========  ============  ===========


                See notes to consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                  Receivable
                                   Series A  Series C  Additional                    From        Total
                           Common  Preferred Preferred   Paid-In    Accumulated    Related   Stockholders'
                           Stock     Stock     Stock     Capital      Deficit       Party       Equity
                          -------- --------- --------- -----------  ------------  ---------- -------------
Balance, December 31,
 1996...................  $124,158  $   --    $   --   $    (4,946) $   (115,792)  $    --    $     3,420
Acquisition of Darwin
 Financial Group's net
 assets in exchange for
 3,000,000 shares of
 Series C preferred
 stock..................       --       --     30,000       (7,346)           --        --         22,654
Issuance of 2,736,867
 shares of common stock.    27,369      --        --     3,604,502           --         --      3,631,871
Issuance of 112,500
 shares of Series A
 preferred stock........       --     1,125       --       298,875           --         --        300,000
Additional capital
 contributions..........       --       --        --        69,150           --         --         69,150
Compensation associated
 with stock options.....       --       --        --        63,389           --         --         63,389
Deemed dividend to
 reflect discount from
 fair value for issuance
 of Series A preferred
 stock with conversion
 terms..................       --       --        --       300,000      (300,000)       --            --
Net loss and
 comprehensive loss.....       --       --        --           --     (3,266,681)       --     (3,266,681)
                          --------  -------   -------  -----------  ------------   --------   -----------
Balance, December 31,
 1997...................   151,527    1,125    30,000    4,323,624    (3,682,473)       --        823,803
Issuance of 14,850
 shares of common stock
 as compensation........       149      --        --        48,751           --         --         48,900
Issuance of 3,785,325
 shares of common stock.    37,853      --        --    10,747,098           --         --     10,784,951
Exercise of 3,375 common
 stock options..........        34      --        --           191           --         --            225
Receivable from related
 party..................       --       --        --           --            --    (190,000)     (190,000)
Accretion on redeemable
 common stock...........       --       --        --           --       (346,875)       --       (346,875)
Compensation associated
 with stock options.....       --       --        --     1,224,182           --         --      1,224,182
Net loss and
 comprehensive loss.....       --       --        --           --    (11,818,450)       --    (11,818,450)
                          --------  -------   -------  -----------  ------------   --------   -----------
Balance, December 31,
 1998...................   189,563    1,125    30,000   16,343,846   (15,847,798)  (190,000)      526,736
Repurchase and
 retirement of 3,000,000
 shares of Series C
 preferred stock........       --       --    (30,000)    (620,000)          --     190,000      (460,000)
Issuance of 5,989,960
 shares of common stock,
 net of issuance costs..    59,900      --        --    48,445,327           --         --     48,505,227
Issuance of 450,000
 shares of common stock
 in exchange for 112,500
 shares of Series A
 preferred stock........     4,500   (1,125)      --       (3,375)           --         --            --
Elimination of common
 stock put rights.......     2,081      --        --       622,294           --         --        624,375
Compensation associated
 with stock options and
 issuance of common
 stock..................       --       --        --       527,114           --         --        527,114
Exercise of 56,031
 common stock options...       560      --        --         2,445           --         --          3,005
Net loss and
 comprehensive loss.....       --       --        --           --     (6,763,497)       --     (6,763,497)
                          --------  -------   -------  -----------  ------------   --------   -----------
Balance, December 31,
 1999...................  $256,604  $   --    $   --   $65,317,651  $(22,611,295)  $    --    $42,962,960
                          ========  =======   =======  ===========  ============   ========   ===========

                See notes to consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                        --------------------------------------
                                           1999          1998         1997
                                        -----------  ------------  -----------
Cash flows from operating activities:
  Net loss............................. $(6,763,497) $(11,818,450) $(3,266,681)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation and amortization......     885,350       347,647       81,477
    Compensation expense--stock and
     stock option issuances............     527,114     1,273,082       63,389
    Deferred rent amortization.........      (4,296)      150,378          --
  Changes in operating assets and
   liabilities:
    (Increase) decrease in operating
     assets:
      Receivable from clearing broker..  (1,591,716)   (1,008,716)         --
      Other receivables................     532,697      (872,719)      (5,000)
      Prepaids and other assets........  (1,518,349)     (101,660)     (50,000)
    Increase (decrease) in operating
     liabilities:
      Accounts payable.................     881,828     1,521,834      301,566
      Accrued compensation and
       benefits........................     768,611       417,150       16,800
      Other accrued expenses...........     276,577       403,495       94,000
                                        -----------  ------------  -----------
        Net cash used in operating
         activities....................  (6,005,681)   (9,687,959)  (2,764,449)
Cash flows from investing activities:
  Purchases of property, equipment and
   software............................  (3,993,538)   (1,038,909)    (245,451)
                                        -----------  ------------  -----------
        Net cash used in investing
         activities....................  (3,993,538)   (1,038,909)    (245,451)
Cash flows from financing activities:
  Proceeds from issuance of common
   stock, net of issuance costs........  48,065,937    11,224,466    3,978,521
  Issuance (redemption) of preferred
   stock...............................    (650,000)          --       300,000
  Payment (to) from related party......     190,000      (190,000)         --
  Proceeds from the exercise of stock
   options.............................       3,005           --           --
                                        -----------  ------------  -----------
        Net cash provided by financing
         activities....................  47,608,942    11,034,466    4,278,521
                                        -----------  ------------  -----------
        Increase (decrease) in cash and
         cash equivalents..............  37,609,723       307,598    1,268,621
Cash and cash equivalents at beginning
 of year...............................   1,579,639     1,272,041        3,420
                                        -----------  ------------  -----------
Cash and cash equivalents at end of
 year.................................. $39,189,362  $  1,579,639  $ 1,272,041
                                        ===========  ============  ===========
Supplemental disclosures of cash flow
 information:
  Deemed dividend to reflect discount
   from fair value for issuance of
   Series A preferred stock with
   conversion terms.................... $       --   $        --   $   300,000
  Acquisition of net assets in exchange
   for 3,000,000 shares of Series C
   preferred stock..................... $       --   $        --   $    22,654
  Eliminate common stock put rights.... $   624,375  $        --   $       --
  Interest paid........................ $     4,745  $        338  $       --
  Income taxes paid.................... $       800  $        --   $       --

                See notes to consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Organization and Basis of Presentation

   Web Street, Inc. (known as Web Street Financial Group, Inc. prior to February 9, 1999 and WebStreet.com, Inc. from February 9, 1999 to August 10, 1999 and hereinafter, the "Company") was incorporated on December 31, 1997 under the laws of the state of Delaware. The Company conducts business primarily through its wholly owned subsidiary, Web Street Securities, Inc. Web Street Securities was formed as an Illinois corporation on September 3, 1996 and is a registered broker-dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, the Securities Investor Protection Corporation and the Municipal Securities Rule Making Board. Web Street Securities is an introducing broker-dealer that began operations as an online broker in July 1997.

   In November and December 1999, the Company completed an initial public offering of an aggregate of 4,192,500 shares of its common stock at a price of $11 per share. The Company's common stock now trades on the Nasdaq National Market under the symbol "WEBS." Refer to Note 9 for further description of the transactions consummated at the time of the public offering.

   The consolidated financial statements include the accounts of the Company's subsidiary after elimination of significant intercompany balances and transactions. The Company operates as a single reportable business segment.

Note 2--Summary of Significant Accounting Policies

 Transaction Revenue

   The Company records commission income and payment for order flow from securities transactions on a trade-date basis, along with any related clearance and execution costs. All the payment for order flow is received under an agreement with the Company's clearing broker, which expires April 30, 2000. Commission income for the years ended December 31, 1999, 1998 and 1997 was $13,438,665, $4,135,121 and $168,728, respectively, and the payment for order flow for the years ended December 31, 1999, 1998 and 1997 was $10,032,529, $3,215,125 and $121,971, respectively.

 Interest Income

   Interest income represents the Company's share of interest on outstanding customer margin loans made by the Company's clearing broker and fee income related to the sweep of excess customer funds into money market instruments. Interest income also includes interest earned on the Company's invested cash balances.

 Other Revenue

   Other revenue consists of fees billed monthly to customers who subscribe to our automatically updating real-time market data services, as well as revenue from investment banking transactions. In the year ended December 31, 1999, other revenue included $129,000 of underwriting revenue from Web Street Securities' participation as co-manager of the Company's 1999 initial public offering.

 Depreciation and Amortization

   Depreciation on property and equipment is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. The Company capitalizes all purchased software and amortizes it over is useful life of approximately three years. The Company recorded depreciation and amortization expense

                        WEB STREET, INC. AND SUBSIDIARY
of $885,350, $347,647 and $81,477 for the years ended December 31, 1999, 1998 and 1997, respectively. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on new cost recognition principles. The Company adopted SOP 98-1 effective January 1, 1999, and has commenced capitalizing direct costs of developing internal use software, which would otherwise have been expensed under its previous accounting policy. Completed projects are transferred to property and equipment and are amortized on a straight-line basis over their estimated useful lives. Capitalized costs for internally developed software, net of amortization, as of December 31, 1999 amounted to $563,093.

 Advertising Costs

   Advertising costs are expensed as incurred, except for advertising production costs, which are expensed when the initial advertisement is run.

 Employee Costs

   Compensation and benefits expense for technology and administrative personnel are included in technology development and general and administrative expense, respectively, in the consolidated statements of operations.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents at December 31, 1999 is $35,428,579 of money market instruments.

 Fair Value of Financial Instruments

   All financial instruments, which are carried at cost, are short-term in nature and, accordingly, their carrying value approximates fair value.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Income Taxes

   The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

 Earnings Per Share

   Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to increase common stock were exercised or converted into common stock.

                        WEB STREET, INC. AND SUBSIDIARY

 Stock-Based Compensation

   The Company accounts for employee stock-based compensation using the intrinsic value method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company provides pro forma disclosures of net income (loss) and earnings
(loss) per share as required under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages but does not require companies to record compensation expense for stock-based employee compensation plans based on the fair-value method of accounting.

Note 3--Receivable from Clearing Broker

   Receivable from clearing broker represents the net settlement due to the Company for customer trading activity payable by its clearing broker. The receivable from clearing broker at December 31, 1999 and 1998 consists of the following:

                                                             1999       1998
                                                          ---------- ----------
      Rebates receivable from payment for order flow..... $1,566,091 $  651,925
      Commissions receivable.............................    829,588    356,791
                                                          ---------- ----------
                                                          $2,395,679 $1,008,716
                                                          ========== ==========

   The clearing broker pursuant to a clearing agreement performs the clearing, settlement and depository operations for the Company's securities transactions. The clearing agreement required the Company to maintain a minimum deposit of $50,000 with the clearing broker and the Company has agreed to increase the amount of this deposit over time to $150,000. The balance was $105,999 at December 31, 1999 and is included in other assets.

   The Company has agreed to indemnify its clearing broker for losses that the clearing broker may sustain as a result of the failure of the Company's customers to satisfy their obligations related to securities purchased or sold through the Company. The Company experienced losses of $274,631, $275,886 and $111,534 for the years ended December 31, 1999, 1998 and 1997, respectively, related to the failure of its customers to satisfy their outstanding unsecured margin loan obligations.

Note 4--Other Receivables

   The balance in other receivables at December 31, 1998 included $674,250 of receivables from common stock subscriptions executed in December 1998 and collected in January 1999.

Note 5--Property and Equipment

   Property and equipment, net at December 31, 1999 and 1998 consists of the following:

                                                             1999       1998
                                                          ----------  ---------
      Hardware and equipment............................. $2,813,417  $ 783,737
      Furniture and fixtures.............................    438,576    156,287
      Software...........................................    872,458    161,243
      Leasehold improvements.............................  1,151,101    205,747
      Land...............................................     25,000        --
                                                          ----------  ---------
          Total cost.....................................  5,300,552  1,307,014
      Less accumulated depreciation and amortization..... (1,306,141)  (420,791)
                                                          ----------  ---------
          Total property and equipment, net.............. $3,994,411  $ 886,223
                                                          ==========  =========

                        WEB STREET, INC. AND SUBSIDIARY

Note 6--Commitments and Contingencies

   The Company has obligations under various noncancellable operating leases on its office facilities, computer and other office equipment and automobiles that expire on various dates through March 31, 2008. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $784,969, $526,222 and
$145,297, respectively. Future minimum annual rent payments under leases with an initial term of one year or more are as follows:

             2000..........................  $1,774,097
             2001..........................   1,689,777
             2002..........................   1,468,747
             2003..........................     865,536
             2004..........................     747,309
             Thereafter....................   2,537,122
                                             ----------
             Future minimum lease payments.  $9,082,588
                                             ==========

   The Company has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, annual incentive compensation and serverance payments in the event of termination of employment under certain defined circumstances, including changes in the Company's control.

   The Company is, from time to time, a party to certain pending and threatened legal actions arising in the ordinary course of its business. Management does not believe that any such current matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or its financial condition.

Note 7--Income Taxes

   Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                           1999        1998
                                                        ----------  ----------
      Deferred tax assets--
        Net operating loss carry forwards.............. $7,853,775  $5,257,739
        Compensation expense recorded in connection
         with stock issuance and options...............    529,929     492,082
        Accrued expenses...............................    346,766      75,698
        Depreciation and amortization..................      8,548      35,856
        Other..........................................        --          970
                                                        ----------  ----------
          Total deferred tax assets....................  8,739,018   5,862,345
        Deferred tax liabilities-software develop.
         costs.........................................   (229,106)     (9,252)
                                                        ----------  ----------
                                                         8,509,912   5,853,093
      Valuation allowance.............................. (8,509,912) (5,853,093)
                                                        ----------  ----------
      Net deferred tax assets.......................... $      --   $      --
                                                        ==========  ==========

                        WEB STREET, INC. AND SUBSIDIARY

   Because the Company has incurred net operating losses since its inception, valuation allowances have been provided in amounts equal to the net deferred tax asset at December 31, 1999 and 1998. At December 31, 1999, the Company had approximately $20.2 million of net operating loss carry forwards. Of these carry forwards, $3.1 million will begin expiring in 2012. The remaining amounts will begin expiring in 2018.

   A reconciliation of the Company's effective income tax rate to an amount computed by applying the statutory federal tax rate to the Company's pretax loss is as follows:

                                1999    1998    1997
                                -----   -----   -----
      Tax benefit at federal
       statutory rate.........  (34.0)% (34.0)% (34.0)%
      State income taxes, net
       of federal tax benefit.   (4.8)   (4.8)   (4.8)
      Increase in valuation
       allowance..............   38.7    38.7    38.8
      Other...................    0.1     0.1     --
                                -----   -----   -----
      Effective tax rate......    -- %    -- %    -- %
                                =====   =====   =====

Note 8--Related Party Transactions

   In January 1999, we redeemed 2,000,000 shares of our outstanding series C preferred stock for an aggregate redemption price of $400,000. In April 1999, we redeemed all of the 1,000,000 remaining shares of our outstanding series C preferred stock for an aggregate redemption price of $250,000. All shares were held by Darwin Financial Group, of which Joseph Fox and Avi Fox are the principal stockholders, directors and executive officers.

   As of December 31, 1999, the Company was owed approximately $518,000 from officers and a director of the Company. Under unsecured promissory notes dated March 16, 1999, we loaned each of Joseph Fox and Avi Fox $110,000 at an annual interest rate of 5%, to be repaid on or before March 16, 2001. As of December 31, 1999, the full principal amount of each of these notes was outstanding and is included in other assets in the consolidated balance sheet. In addition, other receivables at December 31, 1999 included a $110,000 receivable from one of the Company's directors related to the purchase of Company common stock. This amount has been repaid in full subsequent to December 31, 1999.

Note 9--Stockholders' Equity

 Preferred Stock

   Prior to the completion of the Company's initial public offering in November and December 1999, the Company's Certificate of Incorporation, as amended, authorized 500,000 shares of Series A preferred stock, 5,000,000 shares of Series C preferred stock and 6,000,000 additional shares of preferred stock which could have been issued from time to time in one or more series, each having a par value of $.01. Upon consummation of the Company's initial public offering, the Company's Certificate of Incorporation was amended and restated. The Company's Amended and Restated Certificate of Incorporation authorizes 2,000,000 shares of preferred stock, par value $0.01 per share, which may be issued from time to time in one or more series with such powers, preferences and rights as may be designated by the Board without further approval of the Company's stockholders.

                        WEB STREET, INC. AND SUBSIDIARY

 Series A

   Prior to completion of the Company's initial public offering, the Company had 112,500 shares of Series A preferred stock issued and outstanding. These shares were issued in 1997 at a discount from fair market value, based on the prices of recent sales of common stock by the Company to third parties, and the difference between the price realized by the Company and the fair market value of $300,000 is reflected as a deemed dividend in the accompanying statement of changes in stockholders' equity for the year ended December 31, 1997. Upon consummation of the Company's initial public offering, each outstanding share of Series A preferred stock was converted into four shares of the Company's common stock, in accordance with its terms.

 Series C

   At December 31, 1998 and 1997, the Company had 3,000,000 shares of Series C preferred stock issued and outstanding. These shares were held by Darwin Financial Group, a company substantially owned by two officers of the Company. On January 13, 1999, the Company repurchased and retired 2,000,000 of these shares for consideration of $400,000 and on April 15, 1999 the Company repurchased and retired the balance of 1,000,000 of these shares for consideration of $250,000.

 Common Stock

   The Company's Amended and Restated Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $.01 per share, which may be issued by the Company's board of directors without further approval of the Company's stockholders.

   During 1997, the Company issued 2,944,992 shares of common stock (208,125 of such shares providing for the right to sell shares back to the Company as discussed below) for total proceeds of $3,909,371, representing an average price per share of $1.33. During 1998, the Company issued 3,788,700 shares of common stock for total net proceeds of $10,785,176. The price per share issued in 1998 ranged from $3.00 to $4.00 and averaged $2.98 per share, exclusive of 3,375 shares issued upon the exercise of options with an exercise price of $0.067 per share.

   Of the shares of common stock issued during 1998, 188,304 of these shares provided that, if subsequent private equity financing were to occur at prices below the prices paid for these shares, additional shares would be issued to the holders of these shares to effectively provide for the subsequent pricing. An additional 95,031 shares were issued during 1998 pursuant to these pricing terms. A reclassification from additional paid-in capital to common stock in the amount of par value of these shares was made in connection with the issuance of these additional shares.

   Also during 1998, the Company issued 14,850 shares of common stock to employees and outside consultants for services rendered. The Company recorded compensation and consulting expense, and an increase in paid-in capital, in the amount of $48,900. Compensation expense was computed based on the most recent prices realized by the Company in the sale of common stock to third parties.

   During 1997, 208,125 shares of common stock were issued with a right entitling the holder to sell the shares back to the Company at fair market value during a period between 60 and 180 days after a public offering of the Company's common stock. These shares are shown on the consolidated balance sheet as redeemable common stock and are recorded at the fair market value at December 31, 1998 based on the most recent prices realized by the Company in the sale of common stock to third parties. The increase in fair market value during 1998 is shown

                        WEB STREET, INC. AND SUBSIDIARY
as accretion on redeemable common stock in the consolidated statement of changes in stockholders' equity. This right was eliminated during March 1999, and as a result, the common stock has been reclassified as permanent equity as of December 31, 1999.

   In January 1999, the Company issued 1,552,518 shares of common stock for gross proceeds of $6,094,235 in various private placement transactions with third parties.

   In August 1999, the Company issued an additional 244,942 shares of common stock for gross proceeds of $2,082,000 in various private placement transactions with third parties.

   In November and December 1999, the Company issued an aggregate of 4,192,500 shares of common stock for gross proceeds of $46,117,500 in the Company's initial public offering.

Note 10--Stock Options and Warrants

 Common Stock Warrants

   In connection with the sale of shares of its common stock and the establishment of an international alliance with Sun Hung Kai, the Company has also issued common stock warrants to purchase its common stock with various terms and conditions. The terms of the warrants are summarized below:

       Year     Shares issuable
      Issued    under warrants         Exercise period          Exercise price
      ------    ---------------        ---------------          --------------
      1996            26,625      From one to two years        $ 3.20 per share
                                  following a IPO

      1997            41,250      From one to two years        $ 3.20 per share
                                  following a IPO

      1997           225,000      From one to two years        $11.00 per share
                                  following a IPO

      1998           428,367      From 15 months to five       $ 3.00 per share
                                  years following an IPO

      1998           476,259      From 15 months to five       $ 4.00 per share
                                  years following an IPO

      1998           375,000      From February 6, 1998 to     $ 4.00 per share
                                  two years following an IPO

      1999            47,000      From November 17, 2000       $ 8.50 per share
                                  to August 24, 2004

      1999         1,465,000      From May 15, 2000            $19.00 to $30.00
                                  through various dates        per share
                                  through 2005, contingent
                                  on performance milestones

   The total number of shares of common stock issuable under the warrants was 3,084,501 at December 31, 1999, 1,572,501 at December 31, 1998, and 292,875 at
December 31, 1997. The weighted average exercise price of all outstanding warrants at December 31, 1999, 1998 and 1997 was $12.46, $4.36 and $8.42,
respectively.

                        WEB STREET, INC. AND SUBSIDIARY

 Common Stock Options

   Before adopting its stock option plan in September 1998, the Company issued individual option agreements to various employees and outside service providers. Under these individual option agreements, the Company had outstanding options to purchase 945,502 shares of its common stock as of December 31, 1999. The Company's board of directors selected the grantees, determined the number of shares covered by option grants and determined the terms and condition of the options. The weighted average exercise price of $0.054 for options to purchase 667,746 shares was less than the fair market of the Company's common stock at the time the options were issued. Compensation expense has been recorded for these options based on the difference between the exercise price and management's estimate of the fair market value of the Company's common stock. This estimate was based on the most recent price per share of common stock sold to third parties at the respective dates of grant. The compensation expense is being recorded over the vesting period of the respective stock options, ranging from immediate vesting to two years. The Company recorded compensation expense of $527,114, $1,224,182 and $63,389 for the years ended December 31, 1999, 1998 and 1997, respectively, related to these options. The remaining options to purchase 27,000 shares issued pursuant to individual option agreements have an exercise price of $4.00, which management believes was not less than the fair market value of the Company's common stock at the date of grant. In addition, the Company recorded compensation expense of $200,058.

   In September 1998, the Company adopted its 1998 stock option plan (the "1998 Plan") which provides for the granting of incentive stock options, non-qualified stock options and stock purchase rights to employees, consultants and non-employee directors. Operating as the compensation committee, the board of directors selected the participants, determined the number of option grants and determined the terms and conditions of the options. The term of each option issued was for no more than ten years from the date it was issued. The exercise price of the options was not less than the fair market value of the underlying common stock at the time the options were granted. This determination was made by management based on recent sales of the Company's common stock to third parties. At December 31, 1999, the Company had granted options to purchase 1,088,125 shares of stock under the 1998 Plan. The Company will not issue any more awards under this Plan.

   In August 1999, the Company adopted its 1999 stock incentive plan (the "1999 Plan"). The purpose of the 1999 Plan is to attract and retain persons eligible to participate in the plan, motivate participants to achieve our long-term goals and further align the interests of the participant with those of our other stockholders through compensation that is directly linked to the profitability of our business and increases in stockholder value. The Company initially made available for issuance under the 1999 Plan 2,097,652 shares of our common stock, equal to 10% of the Company's outstanding shares at the August 26, 1999 effective date of the plan. Subsequent to that date, the maximum number of shares avaiable for delivery under the plan increases by 10% of any increase in our outstanding shares of common stock. The Company's compensation committee administers the 1999 Plan. The 1999 Plan provides the compensation committee with broad discretion to select the officers, employees and consultants to whom awards may be granted, as well as the type, size and terms and conditions of each award. The 1999 Plan will permit grants of non-qualified and incentive stock options, stock appreciation rights, and other stock-based awards. Options granted will provided for the purchase of common stock at prices determined by the compensation committee. At December 31, 1999, there were outstanding options to purchase 48,000 shares of common stock under the 1999 Plan.

 Employee Stock Purchase Plan

   In August 1999, the Company adopted its 1999 employee stock purchase plan (the "Purchase Plan") under which a total of 1,000,000 shares of common stock are available for sale to our employees. The Company's compensation committee will administer the Purchase Plan, which is intended to be a noncompensatory plan. The Purchase Plan permits the Company's eligible employees to purchase common stock through payroll

                        WEB STREET, INC. AND SUBSIDIARY
deductions and operates on a calendar year basis. The Purchase Plan will be implemented in a series of consecutive offering periods, each approximately three months long. Each participant will be granted an option to purchase our common stock on the first day of the three-month period, and the option will be automatically exercised on the last day of each offering period. The purchase price of each share of common stock under the Purchase Plan will equal 85% of the lesser of (1) the fair market value of our common stock on the first date of the offering period or (2) the fair market value on the date of purchase. Currently, there are no outstanding options to purchase common stock under the Purchase Plan, which is expected to begin on May 1, 2000.

   A summary of the status of the Company's option plans for the years ended December 31, 19997 and 1998 is presented in the table and narrative below:

                                               Years Ended December 31,
                                         --------------------------------------
                                                1999                1998
                                         ------------------  ------------------
                                         Wtd Avg.            Wtd Avg.
                                         Ex Price  Shares    Ex Price  Shares
                                         -------- ---------  -------- ---------
      Outstanding at beginning of year.   $ 2.56  1,458,622   $0.053     97,970
      Options Granted..................    10.14    680,875     2.68  1,364,027
      Options Exercised................    0.059    (56,031)   0.053     (3,375)
      Options Forfeited................     6.00     (1,840)     --         --
                                          ------  ---------   ------  ---------
      Outstanding at end of year.......   $ 4.83  2,081,626   $ 2.56  1,458,622
                                                  =========           =========
      Exercisable at end of year.......   $ 1.37    641,126   $ 0.34    385,995
                                                  =========           =========
      Weighted average fair value of
       options granted.................   $10.66              $ 1.51

   The options to purchase 2,081,629 shares of common stock listed as outstanding in the table above at December 31, 1999 have exercise prices ranging between $0.053 and $17.38 and have a weighted average exercise price of $2.56 and a weighted average remaining contractual life of 8 years.

   In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options, and accordingly does not record compensation costs. Had compensation costs for stock options been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been as shown below:

                                               Years Ended December 31,
                                         --------------------------------------
                                            1999          1998         1997
                                         -----------  ------------  -----------
      Net Loss:
        As Reported..................... $(6,763,497) $(11,818,450) $(3,266,681)
        As Adjusted.....................  (7,849,992) $(11,868,321) $(3,271,231)
      Primary loss per share:
        As Reported..................... $     (0.32) $      (0.71) $     (0.25)
        As Adjusted.....................       (0.37) $      (0.71) $     (0.25)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in 1999, 1998 and 1997; risk-free interest rates of 6.00%, 5.28% and 5.28%; expected dividend yield of 0.00%; expected life of 10.0 years; and expected volatility of 60%, 0.00% and 0.00%. The Black-Scholes option valuation model was developed for use in estimating the fair market value of options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly objective assumptions, including expected stock price volatility and expected time to exercise, which greatly affect the calculated values.

                        WEB STREET, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

Note 11--Off-Balance Sheet Risk and Concentration of Credit Risk

   In the normal course of business, the Company executes, as agent, transactions on behalf of its customers where the risk of potential loss due to market fluctuations (market risk) or failure of the customers to perform (counterparty risk) exceeds the amounts reported for the transaction. The Company, along with its clearing broker, continuously monitors its exposure to market and counterparty risk through the use of a variety of financial position and credit exposure reporting and control procedures. In addition, the Company reviews the credit-worthiness of each customer and/or other counterparty with which it conducts business.

Note 12--Regulatory Requirements

   As a registered broker-dealer, Web Street Securities, Inc. is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that it maintain minimum net capital, as defined, of 6 2/3% of aggregate indebtedness or $100,000, whichever is greater. At December 31, 1999, Web Street Securities had net capital of $2,345,534, which exceeded the minimum net capital requirements by $2,238,899 and a ratio of aggregate indebtedness to net capital of 0.68 to 1.

   Web Street Securities is exempt from the customer protection rule, Rule 15c3-3 under the Securities Exchange Act of 1934, under paragraph (k)(2)(ii) of that rule because it introduces customers to another broker and does not hold customer funds or securities.

Note 13--Subsequent Events

   Subsequent to December 31, 1999, the Company has filed with the NASD to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. The Company has begun hiring experienced clearing operations personnel and has engaged a consulting firm to assist in converting its operations from fully disclosed to self-clearing upon the expiration of its current clearing agreement during the second quarter of 2000.

   Once it is self-clearing, the Company will assume responsibility for the possession and control of customer's securities and other assets and the clearance of customer's securities transactions. The Company will then be required to record on its balance sheet the customer receivables and customer payables to the Company that are the result of customer margin loans (i.e.-- loans made to customers that are collateralized by securities held in the customer's margin accounts at the Company) and customer free credit balances (i.e.--customer cash balances maintained at the Company), respectively. In addition, to the extent that the Company's customer debit balances exceed customer free credit balances, the Company may be required to obtain financing for any excess debit balances.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                          Web Street, Inc.

                                                     /s/ Joseph J. Fox
                                          By:__________________________________
                                             Joseph J. Fox, Co-Chairman of the
                                             Board and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.

                 Signature                                     Title
                 ---------                                     -----


             /s/ Joseph J. Fox              Co-Chairman of the Board and Chief
___________________________________________   Executive Officer (principal executive
               Joseph J. Fox                  officer)

                /s/ Avi Fox                 Co-Chairman of the Board and President
___________________________________________
                  Avi Fox

            /s/ Joseph A. Barr              Executive Vice President, Chief Financial
___________________________________________   Officer (principal financial and
              Joseph A. Barr                  accounting officer) and Treasurer

         /s/ D. Jonathan Rosenberg          Executive Vice President, Chief Operating
___________________________________________   Officer and Director
           D. Jonathan Rosenberg

           /s/ Robert F. Bernard            Director
___________________________________________
             Robert F. Bernard

          /s/ Frederic J. Graber            Director
___________________________________________
            Frederic J. Graber

                                 EXHIBIT INDEX

 Exhibit
 Number                            Exhibit
 -------                           -------
  3.1    Registrant's Amended and Restated Certificate of
         Incorporation.

  3.2    Registrant's Amended and Restated By-laws.

 10.6*   Employment Agreement between Registrant and Joseph J. Fox.

 10.7*   Employment Agreement between Registrant and Avi Fox.

 10.8*   Employment Agreement between Registrant and Joseph A.
         Barr.

 10.9*   Employment Agreement between Registrant and Stuart A.
         Cohn.

 10.10*  Employment Agreement between Registrant and William J.
         Mania.

 10.11*  Employment Agreement between Registrant and D. Jonathan
         Rosenberg.

 10.17   Letter Agreement dated January 28, 2000 between Web Street
         Securities and U.S. Clearing Corp.

 10.21 Business Loan Agreement effective as of March 7, 2000 between Registrant and LaSalle Bank National Association and the related Promissory Note.

 16      Letter of Grant Thornton, LLP to the Securities and
         Exchange Commission.

 27      Financial Data Schedule

--------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report.