Form 10-Q
period 2000-03-31
WEB STREET INC //
filed 2000-05-15
CIK 1088348

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________

                                   Form 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 2000

                       Commission File Number:  0-27705


                               WEB STREET, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                      36-4212401
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                 510 Lake Cook Road, Deerfield, Illinois 60015
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (847) 444-4700

                            ______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No __
                                               ---

     The number of shares of the registrant's Common Stock outstanding as of May 11, 2000, was 25,704,652.

================================================================================

                               WEB STREET, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                     INDEX

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets as of March 31, 2000
            (unaudited) and December 31, 1999.................................   3
          Condensed Consolidated Statements of Operations (unaudited) for
            the three months ended March 31, 2000 and 1999....................   4
          Condensed Consolidated Statements of Cash Flows (unaudited) for
            the three months ended March 31, 2000 and 1999....................   5
          Notes to Condensed Consolidated Financial Statements................   6
  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................   9
  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........   16

PART II - OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds...........................   17
  Item 6. Exhibits and Reports on Form 8-K....................................   17

SIGNATURES....................................................................   18

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        WEB STREET, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,
                                                                               March 31, 2000             1999
                                                                              ----------------       --------------
                                                                                 (Unaudited)
                                 ASSETS

Cash and cash equivalents................................................       $ 32,008,412          $ 39,189,362
Receivable from clearing broker..........................................          4,022,823             2,395,679
Other receivables........................................................            450,188               359,917
Property and equipment, net..............................................          5,590,288             3,994,411
Prepaid expenses and other...............................................          2,465,902             1,851,534
                                                                              --------------         -------------
Total assets.............................................................       $ 44,537,613          $ 47,790,903
                                                                              ==============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Accounts payable........................................................       $  3,398,135          $  2,705,228
 Accrued compensation and benefits.......................................            433,736             1,202,561
 Other accrued expenses..................................................          1,154,212               774,072
 Deferred rent...........................................................            145,008               146,082
                                                                              --------------         -------------
Total liabilities........................................................          5,131,091             4,827,943

Commitments and contingencies

Stockholders' equity:
 Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares
  issued and outstanding)                                                                 --                    --
 Common stock ($.01 par value, 100,000,000 shares authorized; 25,702,777 shares issued and outstanding at March 31, 2000 and 25,660,402 shares
  issued and outstanding at December 31, 1999)...........................            257,028               256,604
 Additional paid-in capital..............................................         65,552,753            65,317,651
 Accumulated deficit.....................................................        (26,403,259)          (22,611,295)
                                                                              --------------         -------------
Total stockholders' equity...............................................         39,406,522            42,962,960
                                                                              --------------         -------------
Total liabilities and stockholder's equity...............................       $ 44,537,613          $ 47,790,903
                                                                              ==============         =============

           See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Three months ended March 31,
                                                                            ---------------------------------------
                                                                                2000                      1999
                                                                            -------------             -------------
                                                                                           (Unaudited)
Revenues:
 Transaction revenue.....................................................     $12,077,940               $ 4,271,268
 Interest income.........................................................         734,549                   147,800
 Other revenue...........................................................         242,727                   217,527
                                                                            -------------             -------------
  Total revenues.........................................................      13,055,216                 4,636,595
Cost of services:
 Clearance and execution.................................................       5,353,579                 1,717,696
 Employee compensation and benefits......................................         966,935                   550,121
 Communication and data processing.......................................         657,712                   288,199
                                                                            -------------             -------------
  Total cost of services.................................................       6,978,226                 2,556,016
Operating expenses:
 Marketing and advertising...............................................       5,591,869                   633,148
 Technology development..................................................         709,240                   314,220
 General and administrative..............................................       3,567,845                 1,118,620
                                                                            -------------             -------------
  Total operating expenses...............................................       9,868,954                 2,065,988
                                                                            -------------             -------------
Net income (loss)........................................................     $(3,791,964)              $    14,591
                                                                            =============             =============
Basic and diluted net income (loss) per common share.....................     $     (0.15)              $      0.00
                                                                            =============             =============
Weighted-average common shares used in computation of basic and diluted
 net income (loss) per common share......................................      25,674,219                20,092,013
                                                                            =============             =============

           See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three months ended March 31,
                                                                                --------------------------------------------
                                                                                       2000                     1999
                                                                                -------------------      -------------------
                                                                                                 (Unaudited)
Cash flows from operating activities:
 Net income (loss).......................................................               $(3,791,964)             $    14,591
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization.........................................                   407,830                  107,186
   Compensation and other expenses incurred through issuance of stock
    options and warrants.................................................                   233,174                   93,012
   Deferred rent amortization............................................                    (1,074)                  (1,074)
   Changes in operating assets and liabilities:
     Receivable from clearing broker.....................................                (1,627,144)                 168,061
     Other receivables...................................................                   (90,271)                 349,956
     Prepaid expenses and other assets...................................                  (614,368)                (326,499)
     Accounts payable....................................................                   692,907                 (614,822)
     Accrued compensation and benefits...................................                  (768,825)                 (18,848)
     Other accrued expenses..............................................                   380,140                  353,972
                                                                                -------------------      -------------------

Net cash provided by (used in) operating activities......................                (5,179,595)                 125,535

Cash flows from investing activities:
 Purchases of property, equipment and software...........................                (2,003,707)              (1,071,671)

Cash flows from financing activities:
 Proceeds from issuance of common stock, net of issuance costs...........                        --                5,005,740
 Redemption of preferred stock...........................................                        --                 (400,000)
 Payment from related party..............................................                        --                  190,000
 Proceeds from the exercise of stock options.............................                     2,352                       --
                                                                                -------------------      -------------------
Net cash provided by financing activities................................                     2,352                4,795,740
                                                                                -------------------      -------------------

Increase (decrease) in cash and cash equivalents.........................                (7,180,950)               3,849,604
Cash and cash equivalents at beginning of period.........................                39,189,362                1,579,639
                                                                                -------------------      -------------------
Cash and cash equivalents at end of period...............................               $32,008,412              $ 5,429,243
                                                                                ===================      ===================

Supplemental disclosures of cash flow information:
 Interest paid...........................................................               $     2,218              $       319
 Income taxes paid.......................................................                        --                       --
 Eliminate common stock put rights.......................................                        --                  624,375


           See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Web Street, Inc. and its wholly-owned subsidiary, Web Street Securities, Inc. (collectively, the Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Web Street, Inc. annual report on Form 10-K for the year ended December 31, 1999.

  2. Receivable from Clearing Broker

     Receivable from clearing broker represents the net settlement due to the Company for customer trading activity payable by its clearing broker. The receivable from clearing broker at March 31, 2000 and December 31, 1999 consists of the following:

                                                                                              December 31,
                                                                       March 31, 2000             1999
                                                                     -----------------     -----------------
Rebates receivable from payment for order flow.....................         $2,706,590            $1,566,091
Commissions receivable.............................................          1,316,233               829,588
                                                                     -----------------     -----------------
                                                                            $4,022,823            $2,395,679
                                                                     =================     =================

  3. Property and Equipment

     Property and equipment, net at March 31, 2000 and December 31, 1999 consists of the following:

                                                                                                 December 31,
                                                                        March 31, 2000               1999
                                                                      -----------------      -----------------

Hardware and equipment.............................................         $ 3,768,861            $ 2,813,417
Furniture and fixtures.............................................             501,832                438,576
Software...........................................................           1,269,282                872,458
Buildings and leasehold improvements...............................           1,719,398              1,151,101
Land and improvements..............................................              44,886                 25,000
                                                                      -----------------      -----------------

Total cost.........................................................           7,304,259              5,300,552
Less accumulated depreciation......................................          (1,713,971)            (1,306,141)
                                                                      -----------------      -----------------
                                                                            $ 5,590,288            $ 3,994,411
                                                                      =================      =================

  4. Commitments and Contingencies

     During the three months ended March 31, 2000, the Company entered into various operating leases principally for office facilities. The Company's aggregate future minimum lease payments on various leases expiring through 2010 were approximately $16,500,000 at March 31, 2000.

     The Company has commitments for marketing and advertising of approximately $2,470,000. Prepaid expenses at March 31, 2000 include $1,390,000 related to these commitments.

     The Company has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, annual incentive compensation and severance payments in the event of termination of employment under defined circumstances, including changes in the Company's control.

     The Company is, from time to time, a party to certain pending and threatened legal actions arising in the ordinary course of business. Management does not believe that any such current matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations, financial condition or cash flows.

  5. Related Party Transactions

     As of March 31, 2000, the Company was owed approximately $332,000 from officers of the Company.

  6. Stock Options

     During the three months ended March 31, 2000, the Company granted to employees options on 293,400 shares of the Company's common stock. The weighted-average exercise price on these options was $6.68 a share.

  7. Regulatory Requirements

     As a registered broker-dealer, Web Street Securities, Inc. is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that it maintain minimum net capital, as defined, of 6 2/3% of aggregate indebtedness or $100,000, whichever is greater. At March 31, 2000, Web Street Securities had net capital of $1,818,319, which exceeded the minimum net capital requirements by $1,582,408, and a ratio of aggregate indebtedness to net capital of 1.95 to 1.

     Web Street Securities, Inc. is exempt from the customer protection rule, Rule 15c3-3 under the Securities Exchange Act of 1934, under paragraph
(k)(2)(ii) of that rule because it introduces customers to a clearing broker on a fully-disclosed basis and does not hold customer funds or securities.

     In January, 2000, the Company filed to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Once it is self-clearing, the Company will assume responsibility for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions. The Company will then be required to record on its balance sheet the customer receivables and customer payables to the Company that are the result of customer margin loans (i.e., loans made to customers that are collateralized by securities held in the customer's margin accounts at the Company) and customer free credit balances (i.e., customer cash balances maintained at the Company), respectively.

  8. Earnings per Share

     The weighted-average common shares used in computation of basic and diluted net income per common share for the three months ended March 31, 1999 presented in the condensed consolidated statements of operations represents shares used in computing basic net income per common share; 20,485,997 shares were used in computing diluted net income of $0.00 per common share for that period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion along with our Condensed Consolidated Financial Statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Overview

     We provide online brokerage services to individual investors, primarily in the United States, Europe, Asia and Latin America, through our wholly owned subsidiary, Web Street Securities, Inc., a registered broker-dealer. Through our web site, located at www.webstreet.com, our customers can quickly execute equity, option and mutual fund trades at a low cost, and conveniently access real-time trading information, financial market data and account information.

     We continued to experience significant growth in our business during the three months ended March 31, 2000. Our revenues, total trades executed and total customer accounts increased by 182%, 151% and 106%, respectively, during the first quarter of 2000 compared to the corresponding period in 1999. We also continued our international expansion, as we began providing investors in Hong Kong with online access to the U.S. securities markets through our strategic alliance with Sun Hung Kai & Co. Securities Ltd.'s online unit, SHK Online Limited. In February 2000, we significantly increased efforts to promote our brand with the launch of our new national advertising campaign employing the tagline "Invest with Ambition." We expect to continue expanding this initiative in existing and new target markets through additional broadcast, print and direct marketing efforts. Furthermore, during the first quarter, we eliminated all Web Street commissions on the purchase, sale and exchange of mutual funds in transactions of $500 or more on our Mutual Fund SuperSite.

     Toward the end of the first quarter of 2000, we took steps to increase our brick-and-mortar presence, with the signing of leases in the financial districts of San Francisco, Boston and Denver. These street-level locations will house our state-of-the-art financial service centers and will enable us to provide customers with in-person educational seminars, access to information on various financial markets, and demonstrations detailing our product services and offerings. In light of the fact that the Internet tends to be very impersonal, we believe that our existing and potential new customers will benefit from, and favor, the opportunity for face-to-face interaction with us. We intend to open additional financial service centers in other select locations in the United States and internationally.

     We believe we now have in-place the required systems and personnel to effectively convert to self-clearing status. Because the April monthly meeting of the National Securities Clearing Corporation (NSCC) was delayed until May, we had not obtained all the necessary regulatory approvals for us to begin providing self-clearing services by our original May 1, 2000 goal. On April 30, 2000, our initial clearing arrangement with U.S Clearing Corp. expired. Since then U.S. Clearing has provided clearing and execution services for our customers' accounts under an interim clearing agreement. We expect to receive the necessary approval from the NSCC in May, 2000 and expect to complete the conversion to self-clearing operations at the end of June 2000. By the end of June 2000, when we expect to end our association with U.S. Clearing, we expect to have completed the transfer of all of our customer accounts and we do not foresee any lapses in customer service. While operating under the interim agreement with U. S. Clearing, we are receiving lower payments for order flow as the payments are now based on actual, current-market rebates received from the market makers that process our orders. Additionally, we are experiencing a $1.25 increase in clearing costs per trade compared to what we had been charged by U.S. Clearing under the terms of the initial agreement. In addition, as a result of our postponement of the conversion to self-clearing status, we will not experience the benefits of the increased interest income that we expect to derive from carrying our customers' accounts until the conversion is completed. We expect that the combination of these factors will result in significantly slower revenue growth during the second quarter compared to our recent quarterly revenue growth rates. The expected decrease in revenue per trade, combined with a temporary increase in clearing costs through the completion of the conversion period, will also lead to lower gross profit margins. However, we expect to carefully manage discretionary spending, including marketing, during the second quarter in order to mitigate the impact on net profit margins. Beyond the second quarter, we anticipate important positive customer benefits, a return to strong revenue growth and increased profitability for the firm following this transition to self-clearing. However, anticipated positive effects of becoming self-clearing will not be fully realized immediately.

     Above-market order flow payments received under our initial agreement with U.S. Clearing allowed us to offer our customers commission-free trades on over-the-counter orders of 1,000 or more shares priced at more than $2.00 per share. Because of the decrease in order flow payments that resulted from the expiration of our initial agreement with U.S. Clearing and that will continue upon our conversion to self-clearing operations, we anticipate that we will limit and may eventually no longer offer these commission-free trades and, thus, we may lose the competitive advantage we gain by doing so.

     Towards the end of the first quarter and into the beginning of the second quarter of 2000, the U.S. equity markets experienced an increase in price volatility followed by a decrease in the volume of shares transacted on the major exchanges. To the extent this trend persists, our transaction volumes and results of operations and cash flows will be adversely affected.

Results of Operations

     In the discussion below, we compare our results of operations for the three months ended March 31, 2000 and 1999.

     The following table shows for the periods presented (a) the percentage of total revenues represented by items on our condensed consolidated statements of operations and other operating data, and (b) the percentage change in each item from the prior period.

                                                                         Percentage of Total Revenues
                                                                       ---------------------------------
                                                                          Three months ended March 31,
                                                                       ---------------------------------      Period-to-Period
                                                                            2000                1999          Percentage Change
                                                                       --------------      -------------      -----------------
Revenues:
 Transaction revenue...............................................             93%                 92%                    183%
 Interest income...................................................              6                   3                     397
 Other revenue.....................................................              1                   5                      12
                                                                       -----------       -------------
   Total revenues..................................................            100                 100                     182

Cost of services:
 Clearance and execution...........................................             41                  37                     212
 Employee compensation and benefits................................              7                  12                      76
 Communication and data processing.................................              5                   6                     128
                                                                       -----------       -------------

  Total costs of services..........................................             53                  55                     173

Operating expenses:
 Marketing and advertising.........................................             43                  14                     783
 Technology development............................................              6                   7                     126
 General and administrative........................................             27                  24                     219
                                                                       -----------       -------------
  Total operating expenses.........................................             76                  45                     378
                                                                       -----------       -------------
Net income (loss)..................................................            (29)%                --%                    n/m
                                                                       ===========       =============

Other Data:
Total trades.......................................................        469,000             187,200                     151
Average trades per day.............................................          7,444               3,069                     143
Total customer accounts /(1)(2)/...................................        112,000              54,500                     106
Total customer assets (millions of dollars) /(1)/..................       $  1,095            $    348                     215
Total employees /(1)/..............................................            166                  80                     108

n/m - not meaningful
(1) As of the end of each period presented.
(2) Represents open accounts, regardless of whether there have ever been any funds or securities in the account.

  Revenues

     Total revenues increased to $13,055,000 in the first quarter of 2000, up 182% from $4,637,000 in the first quarter of 1999. Our transaction volumes, total customer accounts and customer asset balances grew rapidly through 1999 and the first quarter of 2000. We executed 7,444 trades per day in the three months ended March 31, 2000 compared to 3,069 trades per day during the same period of 1999. Total customer accounts increased from 54,500 at March 31, 1999 to 112,000 at March 31, 2000. Customer asset balances increased from $348,308,300 at March 31, 1999 to $1,094,745,000 at March 31, 2000.

     Transaction revenue increased to $12,078,000 in the first quarter of 2000, up 183% from $4,271,000 in the first quarter of 1999. Transaction revenue represented 93% of total revenue in the first three months of 2000, compared to 92% in the same period in 1999. Brokerage commissions declined to

49% of total revenues in the first quarter of 2000 from 55% in the first quarter of 1999, while order flow-related rebates increased to 44% of total revenue in the first quarter of 2000 from 37% in the corresponding period in 1999. For the three months ended March 31, 2000, equity transactions represented 91% and option transactions represented 9% of our total transaction volumes. This compares to 83% for equity transactions and 17% for option transactions for the three months ended March 31, 1999. Average transaction revenue increased to $25.75 per trade in the first quarter of 2000 from $22.82 in the first quarter of 1999, as a result of the increase in average order flow-related payments per trade, offset slightly by the shift in trade mix away from the higher commission option trades. Transaction revenue from our international partnerships, principally our agreement with ConSors Discount-Broker (ConSors), represented approximately 23% of our total revenues in the first three months of 2000. Our relationship with ConSors became operational at the end of the first quarter of 1999. We expect revenues from our international relationships to increase as a percentage of our total revenues in the future.

     Interest income increased to $735,000, or 6% of total revenue, in the first quarter of 2000, up 397% from $148,000, or 3% of total revenue, in the first quarter of 1999 due primarily to increases in our average cash balances. Our average cash balances increased from approximately $3.5 million during the first quarter of 1999 to approximately $35.6 million during the first quarter 2000 as a result of the receipt of approximately $41 million from the offering of 4,192,500 shares of our common stock to the public during the fourth quarter of 1999. Also contributing to the increase in interest income were increases in customer money market and margin debit balances. We expect interest income to increase as a percentage of total revenue in the future as we convert to self-clearing, retain the full interest spread that we currently share with U.S. Clearing, and experience additional growth in customer credit and debit balances.

     Other revenue increased to $243,000 in the first quarter of 2000, up 12% from $218,000 in the first quarter of 1999. The increase was due to a comparable increase in the number of subscribers to our automatically updating real-time quote services at prices ranging from $19.95 to $79.95 per month. Other revenue declined to 1% of total revenue in the first three months of 2000 from 5% in the same period in 1999, as transaction revenues and interest income grew at a more rapid rate.

  Cost of Services

     Total cost of services increased to $6,978,000 in the first quarter of 2000, up 173% from $2,556,000 in the comparable quarter of 1999. This increase was due primarily to the increase discussed above in the number of securities transactions we executed during the first quarter of 2000. Clearance and execution costs increased to $5,354,000 in the first three months of 2000, up 212% from $1,718,000 in the same period in 1999. The transaction-based fees paid to U.S. Clearing for trade execution, as well as to various market data vendors, increased throughout 1999 and into the first quarter of 2000 as transaction volumes increased. In April 1999, we began making margin-sharing payments for trades directed to us under agreements with our international partners that we also recorded as clearance and execution costs. These margin-sharing payments caused the average clearance and execution cost per trade to increase by $2.08 in the first quarter of 2000 compared to the first quarter of 1999. As a result of initiating these margin-sharing payments, clearance and execution costs increased to 41% of total revenues in the first quarter of 2000 from 37% in the first quarter of 1999.

Employee compensation and benefits increased to $967,000 in the first quarter of 2000, up 76% from $550,000 in the first quarter of 1999. Communication and data processing costs increased to $658,000 in the first quarter of 2000, up 128% from $288,000 in the first quarter of 1999. These increases resulted from our addition of licensed brokers and other customer service personnel, as well as third party market data services, communication lines and equipment, to accommodate the increased number of customer accounts and associated traffic to our web site and to our customer service call center. Additionally, in December 1999, we moved the brokerage operations of Web Street Securities into 33,000 square feet of newly leased space in downtown Chicago, Illinois and significantly upgraded the telecommunications systems and equipment in our call center. These enhancements to our operations resulted in greater personnel, occupancy and communication costs in the first quarter of 2000 compared to the same period in 1999. Total employees involved in brokerage, customer service and technical support activities increased to 114 at March 31, 2000 from 51 at March 31, 1999. As a percentage of total revenues, however, employee compensation and benefit costs decreased to 7% in the three months ended March 31, 2000, from 12% in the same three-month period of 1999. Communication and data processing costs as a percentage of total revenues were essentially unchanged in the first quarter of 2000 compared to the same period in 1999.

  Operating Expenses

     Total operating expenses increased to $9,869,000 during the three months ended March 31, 2000, up 378% from $2,066,000 during the three months ended March 31, 1999. The majority of this increase was due to increased costs associated with marketing and advertising to develop brand awareness for our web site, as described in further detail below. We expect to spend significant amounts in the future to market our brand and expand our customer base, to continue developing and delivering to our customers state-of-the-art online financial products and services, and to increase the number of our financial services centers. We also plan to continue enhancing financial, operational and management controls and reporting systems and procedures in support of the continued expansion of our operations. As a consequence, we intend to increase expenditures in all operating areas. However, as previously mentioned, we may scale-back or delay planned increases in our marketing efforts until the transition to self-clearing status is completed at the end of June, 2000.

     Marketing and advertising expenses increased to $5,592,000 in the first quarter of 2000, up 783% from $633,000 in the first quarter of 1999. During the fourth quarter of 1999, we began production of a new national advertising campaign, employing the tagline "Invest with Ambition," that launched in February 2000. As of December 31, 1999, approximately $684,000 of production costs related to this campaign were deferred and included in prepaid expenses and other assets in our consolidated balance sheet. These costs were charged to expense in the first quarter of 2000 upon the first airing of these advertisements. We expect this advertising campaign to result in substantially increased levels of advertising expense in the foreseeable future as we attempt to attract new customer accounts and accelerate our revenue growth rate. However, in the second quarter of 2000, we also expect much of the growth in revenue from the expected increase in customer accounts to be offset by declines in revenue per trade from the expected decrease in order flow-related payments resulting from the expiration of our initial clearing agreement with U.S. Clearing on April 30, 2000.

     Technology development expenses increased to $709,000 in the first quarter of 2000, up 126% from $314,000 in the same period in 1999. The increased spending was due to an increase in the number of technology department employees and expenses related to software development by third parties to enhance our web site and expand our product and service offerings. However, in the first quarter of 2000, technology development expenses decreased slightly to 6% of total revenues, from 7% in the first quarter of 1999. We expect that technology development expenditures will continue to increase in the future, but may fluctuate as a percentage of revenues over time depending on the timing of future development projects.

     General and administrative expenses increased to $3,568,000 in the first quarter of 2000, up 219% from $1,119,000 in the first quarter of 1999. This increase was due to a variety of factors, all related to the significant growth of our business that we experienced during the intervening period. Among these factors, an increase in the number of employees, conversion of our operations to self-clearing, and improved compensation and benefit levels to attract and retain qualified employees were the primary causes of the increase. Other factors that contributed to the increase were increased consulting expenses and other professional fees; increased occupancy costs related to opening our new brokerage operation facilities in Chicago, Illinois in December 1999; and increased costs for insurance and postage associated with the higher customer and trading activity levels. Additionally, we recorded higher non-cash charges for stock options and warrants, granted at or above then-current market values, to vendors and an international partner in the second half of 1999. The values associated with these grants are amortized over the period over which services are rendered. This non-cash expense also includes charges related to stock options granted to employees below the current market value of our stock at the time of the grants. The non-cash expense associated with vendor and employee-related grants was $93,000 in the first three months of 1999 and $233,000 in the first three months of 2000. We have not granted any options with exercise prices below the current market value of our stock to employees since September 1, 1998, nor do we expect to make any such grants in the future. As a result, the charges against income associated with the employee grants will decline in future periods. However, we have granted and may continue to grant options and warrants to third parties, for services rendered and on which we will be required to recognize future charges against income. We anticipate hiring additional personnel and incurring increased administrative costs related to being a public company and to support the expected future growth of our business. We incurred approximately $750,000 of start-up costs related to our self-clearing conversion during the quarter ended March 31, 2000. Prior to these costs, general and administrative expenses declined from 24% to 22% of total revenues compared to the year-ago period. We anticipate incurring between $750,000 and $1,000,000 in nonrecurring expenses during the second quarter of 2000 to complete the conversion to self-clearing, consisting primarily of consulting, personnel and training costs. We do not expect to incur significant self-clearing conversion costs after the second quarter of 2000.

Liquidity and Capital Resources

     As of March 31, 2000, we had cash and cash equivalents of $32,008,000 and no bank debt. Our cash used in operating activities was $5,180,000 in the first quarter of 2000, compared to cash provided by operations of $126,000 in the first quarter of 1999. Our operating cash inflows consist principally of brokerage commissions and order flow-related payments collected, and other revenue and interest received. Our operating cash outflows consist principally of clearing and execution costs, employee compensation and benefit costs, marketing and advertising costs, and general and administrative costs paid. The increase in operating cash outflows for the first three months of 2000 compared to the same period in 1999 is attributable to greater amounts paid for marketing and advertising. We paid $6,357,000 in marketing and advertising costs in the first quarter of 2000, including the prepayment of $1,390,000 in advertising expenses related to the second quarter of 2000.

     Cash used in investing activities, all of which has represented capital expenditures, increased to $2,004,000 for the three months ended March 31, 2000, compared to $1,072,000 for the three months ended March 31, 1999. We continued to acquire, build or develop facilities, fixed assets and software for cash and under operating leases during the first three months of 2000 to support the continued rapid growth of the business. During the three months ended March 31, 2000, we signed leases increasing our aggregate commitments under non-cancelable operating leases for facilities and equipment to $16,500,000 at March 31, 2000. Cash flows related to operating leases are included in net cash provided by or used in operating activities.

     In May, 2000, we expect to receive the final regulatory approval to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. We believe we have hired the necessary experienced clearing-operations personnel, and have appropriately modified our systems and operations, so that we will be prepared to convert from fully disclosed to self-clearing at the end of the second quarter of 2000.

     Once we are self-clearing, we will assume responsibility for the possession and control of our customers' securities and other assets, and the execution and clearance of our customers' securities transactions. Accordingly, we will recognize on our balance sheet the customer receivables and customer payables to us that are the result of customer margin loans (i.e., loans made to customers for the purchase of securities that are collateralized by securities held in the customers' margin accounts with us) and customer free credit balances (i.e., customer cash balances deposited with us), respectively. In addition, to the extent that our customer debit balances exceed customer free credit balances, we may be required to finance any excess debit balances. On April 27, 2000, we secured an $8 million line of credit. Borrowings on this line will be secured by customers' margin account securities and will bear interest at the federal funds rate plus 1.25%. Either party can cancel this borrowing arrangement with 60 days' prior notice.

     Additionally, once we are self-clearing, we will be required to maintain significantly higher minimum net capital. See note 7 to the Condensed Consolidated Financial Statements. During April, 2000, we contributed $6 million in capital to our wholly owned subsidiary, Web Street Securities, Inc. Management expects that this contribution will provide us net capital approximately $5 million in excess of the minimum net capital that will be required once we become self-clearing.

     In the future, we expect to incur significantly higher costs, particularly marketing and advertising, technology development, payroll and occupancy costs, to grow our business. We anticipate increased levels of capital expenditures in the remainder of 2000 to continue construction of a second data center, which we expect to complete in the second quarter, and to continue to expand our existing systems and network of online financial service centers over the next year. It is our intention to finance certain of these capital expenditures with additional lease financing that we expect to be available to us.

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

Cautionary Note Regarding Forward-Looking Statements

     Because we want to provide you with more meaningful and useful information, this quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. These forward-looking statements include, without limitation, the statements regarding the expected impact of the deferral of self-clearing operations and regarding the expected benefits to us of becoming self-clearing. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "foresee" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our ability to successfully become self-clearing, our need to maintain and increase our customer accounts, our ability to establish additional international and content-provider relationships, the intense competition among web sites providing online financial services, existing and future regulations affecting our business or the Internet generally, and other factors. We caution you not to place undue reliance on any forward-looking statements. For further information about these and other risks, uncertainties and factors, that could affect Web Street's future results, performance, prospects and opportunities, please review the disclosure included under the caption "Business-Risk Factors'" in Web Street's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On November 16, 1999, our registration statements on Form S-1 (File No. 333-85849 and File No. 333-91087) relating to the initial public offering (IPO) of our common stock was declared effective by the SEC. After payment of the underwriting discount of $3,228,225 and expenses of $1,911,082, we received net proceeds of $40,978,193 from the offering. We have used approximately $7.9 million to market our online brokerage services and other financial services and products, approximately $2.0 million for the acquisition, construction or development of property, equipment and software, and approximately $1.8 million for working capital and general corporate purposes. The above-mentioned uses of the offering proceeds are before consideration of cumulative cash flow from operating activities exclusive of these uses since the IPO of approximately $1.9 million. We have invested the remaining net proceeds, pending their use, in short-term, investment grade, interest-bearing obligations.

Item 6. Exhibits and Reports on Form 8-K.

     a) We have filed, or incorporated by reference, the following exhibits with this quarterly report.


          Exhibit
          Number                     Exhibit
           10.1+ Co-operation Agreement dated as of January 17, 2000 between Web Street Securities and ConSors Discount-Broker.

           10.2+ Master Services Agreement dated March 24, 2000 between Web Street Securities and Securities Industry Software, a division of ADP Financial Information Services, Inc.

           27       Financial Data Schedule

           + A portion of the exhibit has been omitted pursuant to a request for confidential treatment.

     b)   Reports on Form 8-K.

      We did not file any Current Reports on Form 8-K during the first quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000            By:   /s/ JOSEPH J. FOX
                                    -----------------------------------------
                                    Joseph J. Fox
                                    Co-Chief Executive Officer (principal
                                    executive officer) and Co-Chairman of the
                                    Board



Date: May 15, 2000            By:   /s/ JOSEPH A. BARR
                                    -----------------------------------------
                                    Joseph A. Barr
                                    President, Chief Financial Officer
                                    (principal financial and accounting officer)
                                    and Treasurer

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number             Exhibit
--------------      ------------------------------------------------------------
     10.1+          Co-operation Agreement dated as of January 17, 2000 between
                    Web Street Securities and ConSors Discount-Broker.

     10.2+ Master Services Agreement dated March 24, 2000 between Web Street Securities and Securities Industry Software, a division of ADP Financial Information Services, Inc.

     27             Financial Data Schedule

     + A portion of the exhibit has been omitted pursuant to a request for confidential treatment.