Form 10-Q
period 2000-06-30
WEB STREET INC //
filed 2000-08-14
CIK 1088348

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    Form 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2000

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


                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No ___

         The number of shares of the registrant's Common Stock outstanding as of August 7, 2000 was 25,787,911.




================================================================================

                                WEB STREET, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets as of June 30, 2000
            (unaudited) and December 31, 1999................................ 3
          Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2000 and 1999..... 4
          Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2000 and 1999...................... 5
          Notes to Condensed Consolidated Financial Statements............... 6
  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 9
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.........18

PART II - OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds..........................19
  Item 4. Submission of Matters to a Vote of Security Holders................19
  Item 6. Exhibits and Reports on Form 8-K...................................20

SIGNATURES ..................................................................21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         WEB STREET, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,      December 31,
                                                                          2000            1999
                                                                      ------------    ------------
                                                                       (Unaudited)

                              ASSETS
Cash and cash equivalents .........................................   $ 27,103,091    $ 39,189,362
Receivable from clearing broker ...................................      1,128,414       2,395,679
Other receivables .................................................        827,119         359,917
Securities owned, at market .......................................        145,289              --
Property and equipment, net .......................................      6,007,560       3,994,411
Prepaid expenses and other ........................................      2,236,046       1,851,534
                                                                      ------------    ------------
Total assets ......................................................   $ 37,447,519    $ 47,790,903
                                                                      ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable ................................................   $  2,372,704    $  2,705,228
  Accrued compensation and benefits ...............................        925,349       1,202,561
  Other accrued expenses ..........................................        950,388         774,072
  Securities sold, not yet purchased, at market ...................        250,323              --
  Deferred rent ...................................................        179,898         146,082
                                                                      ------------    ------------
Total liabilities .................................................      4,678,662       4,827,943

Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value; 2,000,000 shares authorized; no
    shares issued and outstanding) ................................             --              --
  Common stock ($.01 par value, 100,000,000 shares authorized;
    25,767,652 shares issued and outstanding at June 30, 2000 and
    25,660,402 shares issued and outstanding at December 31, 1999)         257,677         256,604
  Additional paid-in capital ......................................     65,802,643      65,317,651
  Accumulated deficit .............................................    (33,291,463)    (22,611,295)
                                                                      ------------    ------------
Total stockholders' equity ........................................     32,768,857      42,962,960
                                                                      ------------    ------------
Total liabilities and stockholders' equity ........................   $ 37,447,519    $ 47,790,903
                                                                      ============    ============

            See notes to condensed consolidated financial statements.

                         WEB STREET, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three months ended June 30,      Six months ended June 30,
                                           2000            1999            2000            1999
                                       ----------------------------    ----------------------------
Revenues:
   Transaction revenue .............   $  6,281,117    $  5,608,487    $ 18,359,057    $  9,879,755
   Interest income .................        672,371         167,034       1,406,920         314,834
   Other revenue ...................        371,152         260,043         613,879         477,570
                                       ----------------------------    ----------------------------
Total revenues .....................      7,324,640       6,035,564      20,379,856      10,672,159

Cost of services:
   Clearance and execution .........      4,553,101       2,658,950       9,906,680       4,376,646
   Employee compensation and
     benefits ......................      1,048,105         707,692       2,015,040       1,257,813
   Communication and data processing        791,959         331,611       1,449,671         619,810
                                       ----------------------------    ----------------------------
Total cost of services .............      6,393,165       3,698,253      13,371,391       6,254,269

Operating expenses:
   Marketing and advertising .......      2,880,899       1,610,821       8,472,768       2,243,969
   Technology development ..........        682,994         598,282       1,392,234         912,502
   General and administrative ......      4,255,786       1,370,403       7,823,631       2,489,023
                                       ----------------------------    ----------------------------
Total operating expenses ...........      7,819,679       3,579,506      17,688,633       5,645,494
                                       ----------------------------    ----------------------------

Net loss ...........................   $ (6,888,204)   $ (1,242,195)   $(10,680,168)   $ (1,227,604)
                                       ============================    ============================

Basic and diluted net loss per
   common share ....................   $      (0.27)   $      (0.06)   $      (0.42)   $      (0.06)
                                       ============================    ============================

Weighted-average common shares used
   in computation of basic and
   diluted net loss per common share     25,727,076      20,404,466      25,715,280      20,404,466
                                       ============================    ============================

            See notes to condensed consolidated financial statements.

                         WEB STREET, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six months ended June 30,
                                                                   ----------------------------
                                                                        2000            1999
                                                                   ------------    ------------
Cash flows from operating activities:
   Net loss ....................................................   $(10,680,168)   $ (1,227,604)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization ...........................        973,685         268,840
       Compensation and other expenses incurred through
         issuance of stock options and warrants ................        479,425         171,359
       Net deferred rent accretion (amortization) ..............         33,816          (2,148)
       Changes in operating assets and liabilities:
         Receivable from clearing broker .......................      1,267,265         157,159
         Other receivables .....................................       (467,202)        531,597
         Prepaid expenses and other assets .....................       (475,603)       (759,196)
         Securities owned and securities sold, not yet purchased        105,034              --
         Accounts payable ......................................       (332,524)        239,279
         Accrued compensation and benefits .....................       (277,212)         66,005
         Other accrued expenses ................................        176,317         269,873
                                                                   ------------    ------------
Net cash used in operating activities ..........................     (9,197,167)       (284,836)

Cash flows from investing activities:
   Purchases of property, equipment and software ...............     (2,895,744)     (2,441,891)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance costs             --       5,005,740
   Redemption of preferred stock ...............................             --        (650,000)
   Payment from related party ..................................             --         190,000
   Proceeds from the exercise of stock options .................          6,640              --
                                                                   ------------    ------------
Net cash provided by financing activities ......................          6,640       4,545,740
                                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents ...............    (12,086,271)      1,819,013
Cash and cash equivalents at beginning of period ...............     39,189,362       1,579,639
                                                                   ------------    ------------
Cash and cash equivalents at end of period .....................   $ 27,103,091    $  3,398,652
                                                                   ============    ============

Supplemental disclosures of cash flow information:
   Interest paid ...............................................   $      4,462    $        948
   Income taxes paid ...........................................             --              --
   Eliminate common stock put rights ...........................             --         624,375


            See notes to condensed consolidated financial statements.

                         WEB STREET, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Web Street, Inc. and its wholly-owned subsidiary, Web Street Securities, Inc. (collectively, the Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     2. Receivable from Clearing Broker

         Receivable from clearing broker represents the net settlement due to the Company for customer trading activity payable by its clearing broker. Receivable from clearing broker at June 30, 2000 and December 31, 1999 consisted of the following:

                                                         June 30,   December 31,
                                                           2000          1999
                                                        ----------    ----------

Rebates receivable from payments for order flow ....    $  488,141    $1,566,091
Commissions receivable .............................       640,273       829,588
                                                        ----------    ----------
                                                        $1,128,414    $2,395,679
                                                        ==========    ==========

     3. Property and Equipment

         Property and equipment, net at June 30, 2000 and December 31, 1999, consisted of the following:

                                                                    December 31,
                                                  June 30, 2000         1999
                                                   -----------      -----------

Hardware and equipment .......................     $ 3,937,114      $ 2,813,417
Furniture and fixtures .......................         593,599          438,576
Software .....................................       1,626,614          872,458
Buildings and leasehold improvements .........       1,994,082        1,151,101
Land and improvements ........................          44,886           25,000
                                                   -----------      -----------
Total cost ...................................       8,196,295        5,300,552
Accumulated depreciation .....................      (2,188,735)      (1,306,141)
                                                   -----------      -----------
                                                   $ 6,007,560      $ 3,994,411
                                                   ===========      ===========

     4. Securities Owned and Securities Sold, Not Yet Purchased

         Securities owned and securities sold, not yet purchased arise in the ordinary course of business as a result of non-proprietary trading activities related to customer trade execution. These positions are liquidated as soon as reasonably possible. Securities owned and securities sold, not yet purchased are carried at market value and are recorded on a trade date basis. Changes in the market value of securities owned and securities sold, not yet purchased are reported as a component of net loss in the statements of operations.

         Securities sold, not yet purchased represent obligations to purchase such securities at a future date. The Company may incur a loss in excess of amounts reported in the balance sheet if the market value of the securities subsequently increases.

     5. Commitments and Contingencies

         During the six months ended June 30, 2000, the Company entered into various operating leases principally for office facilities. The Company's aggregate future minimum lease payments on various leases expiring through 2010 were approximately $16,612,000 at June 30, 2000.

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

     6. Related Party Transactions

         Other assets at June 30, 2000 included $315,000 of amounts due from officers of the Company under unsecured promissory notes. These notes bear interest at 5% and are due March 16, 2001.

     7. Stock Options

         During the six months ended June 30, 2000, the Company granted employees options to purchase 2,182,810 shares of its common stock. The weighted-average exercise price of options granted was $8.14 per share. During the same period, options previously granted to employees on 71,070 shares of the Company's common stock were forfeited or terminated. The weighted-average exercise price of options forfeited or terminated was $7.62 per share.

     8. Regulatory Requirements

         As a registered broker-dealer, Web Street Securities, Inc. is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that it maintain minimum net capital, as defined, of 6 2/3% of aggregate indebtedness or $100,000, whichever is greater. At June 30, 2000, Web Street Securities had net capital of $5,699,581, which exceeded the minimum net capital requirements by $5,499,944, and a ratio of aggregate indebtedness to net capital of 0.53 to 1.

         Through July 2, 2000, Web Street Securities, Inc. was exempt from the customer protection rule, Rule 15c3-3 under the Securities Exchange Act of 1934, under paragraph (k)(2)(ii) of that rule, because it introduced customers to a clearing broker on a fully-disclosed basis and did not hold customer funds or securities.

         On July 3, 2000, the Company completed its conversion to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in the execution of securities transactions. As a self-clearing broker-dealer, the Company is responsible for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions. Accordingly, on July 3, 2000, customer receivables related to margin loans of $75,825,000, payables related to customers' free credit balances of $77,510,000 and other clearing-related balances were transferred onto the Company's balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion along with our condensed consolidated financial statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2000 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See "--Cautionary Note Regarding Forward-Looking Statements."

Overview

         We provide online brokerage services to individual investors, primarily in the United States, Europe, Asia and Latin America, through our wholly owned subsidiary, Web Street Securities, Inc., a registered broker-dealer. Through our web site, located at www.webstreet.com, our customers can quickly execute equity, option and mutual fund trades at a low cost, and conveniently access real-time trading, financial market and account information.

         On April 30, 2000, our initial clearing agreement with U.S Clearing Corp. expired. From May 1, 2000 through the end of the second quarter, U.S. Clearing provided clearing and execution services for our customers' accounts under an interim clearing agreement. Our initial agreement with U.S. Clearing Corp. provided us with payments for order flow that were above the then-current market rates. While operating under the interim agreement with U. S. Clearing, we received lower payments for order flow than we had historically received, as the payments were based on the current-market rebates received from the market makers that were counter party to our customers' orders. Additionally, we experienced a $1.25 increase in clearing costs per trade compared to what we had been charged by U.S. Clearing under the terms of the initial agreement. Our results from operations were also adversely impacted by external market factors in the second quarter of 2000. Principally, towards the end of the first quarter and into the beginning of the second quarter of 2000, the U.S. equity markets experienced an increase in price volatility followed by a decrease in the volume of shares transacted on the major exchanges. These combined factors contributed to our lower trade volumes and transaction revenues in the second quarter compared to our recent quarterly results. However, we carefully managed discretionary spending, including marketing, during the second quarter and thereby lessened the impact of these factors on our results from operations.

         On July 3, 2000, we completed our conversion to become a self-clearing broker-dealer. Since July 3, 2000, we have been performing clearing services for all equity securities and mutual fund transactions in our customers' accounts. We have established a correspondent relationship with ABN-AMRO, Incorporated to provide clearing services for options trading in our customers' accounts on an omnibus basis. We expect the conversion to self-clearing operations to result in increased interest income from carrying our customers' accounts, as well as lower clearance and execution costs per trade. Beyond the second quarter, we anticipate this conversion will contribute to important positive customer benefits, renewed revenue growth and improved operating results for the firm. However, anticipated positive effects of self-clearing operations will not be fully realized immediately because of residual conversion costs expected to be incurred in the third quarter of 2000 and the time we expect it will take to optimize our self-clearing operations.

         Above-market order flow payments received under our initial agreement with U.S. Clearing allowed us to offer our customers commission-free trades on over-the-counter market and limit orders of 1,000 or more shares priced at more than $2.00 per share. Because the decrease in order flow payments we experienced upon the expiration of our initial agreement with U.S. Clearing will continue after our conversion to self-clearing operations, we now only offer these commission-free trades on market orders. We have attempted to (1) offset any competitive advantage we may lose from charging customers a commission for all limits orders, (2) attract higher customer margin balances and (3) generate additional interest income for the Company by charging customers who carry margin loan balances lower margin interest rates than we had under our agreements with U.S. Clearing Corp.

         During the second quarter of 2000, we announced the following new product offerings and strategic alliances aimed at increasing customer reliance on us as their one-stop online financial services provider:

      o A redesigned web site that includes the Web Street Global Asset Manager(SM), a tool designed to enable cash and investment management through a single on-line account;

      o The industry's lowest published margin rates for margin balances in excess of $2,500,000;

      o An alliance with InsWeb, a leading on-line insurance services provider, to provide our customers with access to low-cost home, auto, life and health insurance; and

      o An alliance with Lending Tree, a nationally-recognized loan marketplace for consumers and lenders, that offers our customers access to affordable mortgages and other consumer loans.

         During the second quarter of 2000, we increased our capital investments with the addition of $892,000 in property and equipment. We invested significantly in the software necessary to operate as a self-clearing broker-dealer, and in the computer hardware and facilities needed to support our web site, including a newly constructed mirror data center that we expect to become operational in September 2000. We expect to execute equipment lease agreements in the third quarter that require aggregate lease payments of approximately $2,250,000 over the next three years to make the mirror data center operational.

         During the second quarter of 2000, we also began construction of storefront improvements in our three planned state-of-the-art financial service centers in the financial districts of San Francisco, Boston and Denver. These street-level locations will enable us to provide customers with in-person educational seminars, access to information on various financial markets, and demonstrations detailing our product services and offerings. Because of the inherently impersonal nature of business conducted via the Internet, we believe that our existing and potential new customers will benefit from, and favor, the opportunity for face-to-face interaction with us. Expenditures on these facilities were not significant in the second quarter of 2000. However, we expect to invest a total of between $1,500,000 and $2,000,000 in these facilities in the third and fourth quarters of 2000, a substantial portion of which may be financed through leases. We intend to open additional financial service centers in other select locations in the United States and internationally.

         We intend to increase expenditures in all operating areas including expansion of our customer base, continued development and delivery of state-of-the-art online financial products and services, and an increase in the number of our financial services centers. We also plan to continue enhancing financial, operational and management controls and reporting systems and procedures in support of the continued expansion of our operations. However, we also intend to continue scaling back planned increases in our direct consumer marketing efforts in the near term as we increase our focus on domestic and international business-to-business partnerships as a key driver of our growth.

Results of Operations

         In the discussion below, we compare our results of operations for the three month and six month periods ended June 30, 2000 and 1999.

         The following table shows for the periods presented (a) the percentage of total revenues represented by items on our condensed consolidated statements of operations and other operating data, and (b) the percentage change in each item from the prior corresponding period.

                                                                                                            Period-to-Period
                                                                 Percentage of Total Revenues               Percentage Change
                                                         -------------------------------------------       ------------------
                                                              Three months            Six months            Three       Six
                                                             ended June 30,          ended June 30,         month      month
                                                            2000       1999         2000       1999        periods    periods
                                                         -------------------     -------------------       ------------------
Revenues:
   Transaction revenue ...............................        86 %        93 %        90 %        93 %        12%        86%
   Interest income ...................................         9           3           7           3         303        347
   Other revenue .....................................         5           4           3           4          43         29
                                                         -------------------     -------------------
Total revenues .......................................       100         100         100         100          21         91

Cost of services:
   Clearance and execution ...........................        62          44          48          41          71        126
   Employee compensation and benefits ................        14          12          10          12          48         60
   Communication and data processing .................        11           5           7           6         139        134
                                                         -------------------     -------------------
Total costs of services ..............................        87          61          65          59          73        114

Operating expenses:
   Marketing and advertising .........................        40          26          42          21          79        278
   Technology development ............................         9          10           7           9          14         53
   General and administrative ........................        58          23          38          23         211        214
                                                         -------------------     -------------------
Total operating expenses .............................       107          59          87          53         118        213
                                                         -------------------     -------------------

Net loss .............................................       (94)%       (21)%       (52)%       (12)%       455        770
                                                         ===================     ===================

Other Data:
Total trades (thousands of trades) ...................     342.4       253.4       811.4       440.6          35         84
Average trades per day ...............................     5,435       4,022       6,440       3,600          35         79
Total customer accounts (thousands of accounts) (1)(2)     123.0        66.4       123.0        66.4          85         85
Total customer assets (millions of dollars) (1) ......   $   895     $   471     $   895     $   471          90         90
Total employees (1) ..................................       174         112         174         112          55         55


(1) As of the end of each period presented.
(2) Represents open accounts, regardless of whether there have ever been any funds or securities in the account.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues

         Total revenues increased to $7,325,000 in the second quarter of 2000, up 21% from $6,036,000 in the second quarter of 1999. Our transaction volumes, total customer accounts and customer asset balances grew rapidly during the last half of 1999 and through the first half of 2000. However, in the second quarter of 2000 much of this growth was offset by reductions in our transaction revenues related to industry-wide declines in the volume of shares traded on the major exchanges. We executed on average 5,435 trades per day in the three months ended June 30, 2000 compared to an average of 4,022 trades per day during the same period of 1999, a 35% increase. Total customer accounts increased 85% from 66,400 at June 30, 1999 to 123,000 at June 30, 2000. Customer asset balances increased 90% from $471,175,000 at June 30, 1999 to $894,844,000 at
June 30, 2000.

         Transaction revenue increased to $6,281,000 in the second quarter of 2000, up 12% from $5,608,000 in the second quarter of 1999. Transaction revenue represented 86% of total revenue in the second quarter of 2000, compared to 93% in the same period in 1999. Brokerage commissions increased to 62% of total revenues in the second quarter of 2000 from 56% in the second quarter of 1999, while order flow-related rebates declined to 24% of total revenue in the second quarter of 2000 from 36% in the corresponding period in 1999. The decrease in the contribution to total revenue by transaction revenue and the change in transaction revenue mix was due to the April 30, 2000 expiration of our initial clearing agreement with U.S. Clearing, which provided above-market payments for order flow. For the three months ended June 30, 2000, equity transactions represented 91% and option transactions represented 9% of our total transaction volumes. This compares to 88% for equity transactions and 12% for option transactions for the three months ended June 30, 1999. Average transaction revenue decreased to $18.34 per trade in the second quarter of 2000 from $22.13 in the second quarter of 1999 due to a decrease in order flow payments resulting from the expiration of our initial clearing agreement with U.S. Clearing. Transaction revenue from our international partnerships, principally our agreement with ConSors Discount-Broker (ConSors), represented approximately 37% of our total revenues in the second quarter of 2000 compared with 9% in the second quarter of 1999. We expect revenues from our international relationships to continue to increase as a percentage of our total revenues in the future.

         Interest income increased to $672,000, or 9% of total revenue, in the second quarter of 2000, up 303% from $167,000, or 3% of total revenue, in the second quarter of 1999 due primarily to increases in our average cash balances. Our average cash balances increased from approximately $4.4 million during the second quarter of 1999 to approximately $29.6 million during the second quarter 2000 as a result of our receipt of approximately $41 million from our offering of 4,192,500 shares of our common stock to the public during the fourth quarter of 1999, less the uses of those proceeds since the offering. Also contributing to the increase in interest income were the increases in our customer money market and margin debit balances. We expect interest income to increase as a percentage of total revenue in the future as a result of our conversion to self-clearing operations because we will retain the full interest spread that we previously shared with U.S. Clearing, and we expect additional growth in customer credit and debit balances.

         Other revenue increased to $371,000 in the second quarter of 2000, up 43% from $260,000 in the second quarter of 1999. The increase was due to a comparable increase in the number of subscribers to our automatically updating real-time quote services at prices ranging from $19.95 to $79.95 per month. Other revenue increased slightly to 5% of total revenue in the second quarter of 2000 from 4% in the same period in 1999.

     Cost of Services

         Total cost of services increased to $6,393,000 in the second quarter of 2000, up 73% from $3,698,000 in the comparable quarter of 1999. This increase was due to the increase in the clearing cost per trade under the interim clearing agreement with U.S. Clearing, greater margin-sharing payments to our international partners and the increases discussed above in the number of securities transactions we executed during the second quarter of 2000. Clearance and execution costs increased to $4,553,000 in the second quarter of 2000, up 71% from $2,659,000 in the same period in 1999. Average clearance and execution costs per trade increased to $13.30 in the second quarter of 2000 from $10.49 in the same period in 1999. The transaction-based fees paid to U.S. Clearing for trade execution, as well as to various market data vendors, increased throughout 1999 and into the first quarter of 2000 as transaction volumes increased. Additionally, beginning in April 2000 we experienced a $1.25 increase in clearing costs per trade compared to what we had been charged under the terms of our initial clearing agreement with U.S.

Clearing. In April 1999, we began making margin-sharing payments for trades directed to us under agreements with our international partners that we also recorded as clearance and execution costs. These margin-sharing payments caused the average clearance and execution cost per trade to increase by $1.63 in the second quarter of 2000 from its level in the second quarter of 1999. As a result of growth in these margin-sharing payments and the higher transaction-based fees paid to U.S. Clearing, clearance and execution costs increased to 62% of total revenues in the second quarter of 2000 from 44% in the second quarter of 1999.

         Employee compensation and benefits increased to $1,048,000 in the second quarter of 2000, up 48% from $708,000 in the second quarter of 1999. Communication and data processing costs increased to $792,000 in the second quarter of 2000, up 139% from $332,000 in the second quarter of 1999. These increases resulted from our addition of licensed brokers and other customer service personnel, as well as third party market data services, communication lines and equipment to accommodate the increased number of customer accounts and associated traffic to our web site and to our customer service call center. Additionally, in December 1999, we moved the brokerage operations of Web Street Securities into 33,000 square feet of newly leased space in downtown Chicago, Illinois and significantly upgraded the telecommunications systems and equipment in our call center. These enhancements to our operations resulted in greater personnel, occupancy and communication costs in the second quarter of 2000 compared to the same period in 1999. Total employees involved in brokerage, customer service and technical support activities increased to 116 at June 30, 2000 from 79 at June 30, 1999. As a percentage of total revenues, employee compensation and benefit costs increased to 14% in the three months ended June 30, 2000, from 12% in the same three-month period of 1999. Communication and data processing costs as a percentage of total revenues increased to 11% at June 30, 2000 from 5% at June 30, 1999.

     Operating Expenses

         Total operating expenses increased to $7,820,000 during the three months ended June 30, 2000, up 118% from $3,580,000 during the three months ended June 30, 1999. The majority of this increase was due to increased general and administrative expenses, as described in further detail below.

         Marketing and advertising expenses increased to $2,881,000 in the second quarter of 2000, up 79% from $1,611,000 in the second quarter of 1999, but down significantly from its first quarter 2000 level of $5,592,000. During the fourth quarter of 1999, we began production of a new national advertising campaign, employing the tagline "Invest with Ambition," that launched in February 2000. We began airing these advertisements in the first quarter of 2000 and had committed to approximately $2,470,000 in broadcast and print advertising for the second quarter. Because of the delay in our conversion to self-clearing operations and the adverse impact we anticipated the delay would have on our revenues and gross margins in the second quarter, we elected to curtail planned marketing activities for the second quarter of 2000 and we were able to negotiate the deferral of roughly $152,000 of our committed advertising until the third quarter of 2000. We intend to continue to carefully manage marketing expenditures throughout the remainder of the year.

         Technology development expenses increased to $683,000 in the second quarter of 2000, up 14% from $598,000 in the same period in 1999. The increased spending was due to an increase in the number of technology department employees and consultants, and an increase in the expenses related to software development to enhance our web site, prepare for self-clearing operations and expand our product and service offerings. However, in the second quarter of 2000, technology development expenses decreased slightly to 9% of total revenues, from 10% in the second quarter of 1999 as certain fixed expenses in this category were spread over a larger revenue base. We expect that technology development expenditures will continue to increase in the future, but may fluctuate as a percentage of revenues over time depending on the timing of future development projects.

         General and administrative expenses increased to $4,256,000 in the second quarter of 2000, up 211% from $1,370,000 in the second quarter of 1999. This increase was due to a variety of factors, all related to the significant growth of our business that we experienced during the intervening period. These factors include (1) an increase in the number of employees, and improved compensation and benefit levels to attract and retain qualified employees, (2) increased consulting expenses related to the conversion of our operations to self-clearing, (3) expenses associated with being a public company and (4) increased occupancy costs related to opening our new brokerage operation facilities in Chicago, Illinois in December 1999. Additionally, we recorded higher non-cash charges for stock options and warrants, granted at or above then-current market values, to vendors and an international partner in the second half of 1999. The values associated with these grants are amortized over the period over which services are rendered. This non-cash expense also includes charges related to stock options granted to employees below the current market value of our stock at the time of the grants. The non-cash expense associated with vendor and employee-related grants was $64,000 in the second quarter of 1999 and $246,000 for the second quarter of 2000. We have not granted any options with exercise prices below the current market value of our stock to employees since September 1, 1998, nor do we expect to make any such grants in the future. As a result, the charges against income associated with the employee grants will decline in future periods. However, we have granted and may continue to grant options and warrants to third parties, for services rendered and on which we will be required to recognize future charges against income. We anticipate hiring additional personnel and continuing to incur increased administrative costs related to being a public company and to support the expected future growth of our business. We incurred approximately $1,171,000 of start-up costs related to our self-clearing conversion during the quarter ended June 30, 2000. Excluding these costs, general and administrative expenses for the three months ended June 30, 2000 were 42% of total revenues. We expect to incur a lesser amount of conversion-related costs in the third quarter of 2000 as we complete the full conversion and start-up to self-clearing operations.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues

         Total revenues increased to $20,380,000 in the first half of 2000, up 91% from $10,672,000 in the first half of 1999. We executed on average 6,440 trades per day in the six months ended June 30, 2000 compared to an average of 3,600 trades per day during the same period of 1999, an increase of 79%.

         Transaction revenue increased to $18,359,000 in the first half of 2000, up 86% from $9,880,000 in the first half of 1999. Transaction revenue represented 90% of total revenue in the first six months of 2000, compared to 93% in the same period in 1999. Brokerage commissions decreased slightly to 59% of total revenues in the first half of 2000 from 60% in the first half of 1999, while order flow-related rebates grew slightly to 41% of total revenue in the first half of 2000 from 40% in the corresponding period in 1999. For the six months ended June 30, 2000, equity transactions represented 91% and option transactions represented 9% of our total transaction volumes. This compares to 86% for equity transactions and 14% for option transactions for the six months ended June 30, 1999. Average transaction revenue increased slightly to $22.63 per trade in the first half of 2000 from $22.42 in the first half of 1999. The slight increase in average transaction revenue per trade is a result of the increase in average order flow-related payments per trade, particularly in the first three months of 2000, largely offset by the shift in trade mix away from higher commission option trades, and lower order flow payments in May and June of 2000 as a result of the expiration of our initial clearing agreement with U.S. Clearing. Transaction revenue from our international partnerships, principally our agreement with ConSors Discount-Broker (ConSors), represented approximately 28% of our total revenues in the first half of 2000. Our relationship with ConSors became operational at the end of the first quarter of 1999.

         Interest income increased to $1,407,000, or 7% of total revenue, in the first half of 2000, up 347% from $315,000, or 3% of total revenue, in the first half of 1999 due primarily to increases in our average cash balances. Our average cash balances increased from approximately $3.5 million during the first half of 1999 to approximately $32.8 million during the first half of 2000 as a result of our receipt of approximately $41 million from our offering of 4,192,500 shares of our common stock to the public during the fourth quarter of 1999, less the uses of those proceeds since the offering. Also contributing to the increase in interest income were the increases in our customer money market and margin debit balances.

         Other revenue increased to $614,000 in the first half of 2000, up 29% from $478,000 in the first half of 1999. The increase was due to a comparable increase in the number of subscribers to our automatically updating real-time quote services at prices ranging from $19.95 to $79.95 per month. Other revenue decreased to 3% of total revenue in the second three months of 2000 from 4% in the same period in 1999, as transaction revenues and interest income grew at a more rapid rate through the first six months of 2000.

     Cost of Services

         Total cost of services increased to $13,371,000 in the first half of 2000, up 114% from $6,254,000 in the first half of 1999. This increase was due primarily to the increase discussed above in the number of securities transactions we executed during the first six months of 2000. Clearance and execution costs increased to $9,907,000 in the first six months of 2000, up 126% from $4,377,000 in the same period in 1999. Average clearance and execution costs per trade increased to $12.21 in the first six months of 2000 from $9.93 in the same period in 1999. The transaction-based fees paid to U.S. Clearing for trade execution, as well as to various market data vendors, increased throughout 1999 and into the first six months of 2000 as transaction volumes increased. Additionally, beginning in April 2000 we experienced a $1.25 increase in clearing costs per trade compared to what we had been charged under the terms of our initial clearing agreement with U.S. Clearing. In April 1999, we began making margin-sharing payments for trades directed to us under agreements with our international partners that we also recorded as clearance and execution costs. These margin-sharing payments caused the average clearance and execution cost per trade to increase by $1.79 in the first half of 2000 from its level in the first half of 1999. As a result of initiating these margin-sharing payments and the higher transaction-based fees paid to U.S. Clearing, clearance and execution costs increased to 48% of total revenues in the first half of 2000 from 41% in the first half of 1999.

         Employee compensation and benefits increased to $2,015,000 in the first half of 2000, up 60% from $1,258,000 in the first half of 1999. Communication and data processing costs increased to $1,450,000 in the first half of 2000, up 134% from $620,000 in the first half of 1999. These increases resulted from our addition of licensed brokers and other customer service personnel, as well as third party market data services, communication lines and equipment to accommodate the increased number of customer accounts and associated traffic to our web site and to our customer service call center. Additionally, in December 1999, we moved the brokerage operations of Web Street Securities into 33,000 square feet of newly leased space in downtown Chicago, Illinois and significantly upgraded the telecommunications systems and equipment in our call center. These enhancements to our operations resulted in greater personnel, occupancy and communication costs in the first half of 2000 compared to the same period in 1999. As a percentage of total revenues, employee compensation and benefit costs decreased to 10% in the six months ended June 30, 2000, from 12% in the same six-month period of 1999. Communication and data processing costs as a percentage of total revenues increased to 7% for the six months ended June 30, 2000 from 6% for the six months ended June 30, 1999.

     Operating Expenses

         Total operating expenses increased to $17,689,000 during the six months ended June 30, 2000, up 213% from $5,645,000 during the six months ended June 30, 1999. The majority of this increase was due to increased costs associated with marketing and advertising to develop brand awareness for our web site and an increase in general and administrative expenses, as described in further detail below.

         Marketing and advertising expenses increased to $8,473,000 in the first half of 2000, up 278% from $2,244,000 in the first half of 1999. During the fourth quarter of 1999, we began production of a new national advertising campaign launched in February 2000. As of December 31, 1999, approximately $684,000 of production costs related to this campaign were deferred and included in prepaid expenses and other assets in our consolidated balance sheet. These costs were charged to expense in the first half of 2000 upon the first airing of these advertisements.

         Technology development expenses increased to $1,392,000 in the first half of 2000, up 53% from $913,000 in the same period in 1999. The increased spending was due to an increase in the number of technology department employees and consultants, and an increase in the expenses related to software development to enhance our web site, prepare for self-clearing operations and expand our product and service offerings. However, in the first half of 2000, technology development expenses decreased to 7% of total revenues, from 9% in the first half of 1999 as certain fixed expenses in this category were spread over a larger revenue base.

         General and administrative expenses increased to $7,824,000 in the first half of 2000, up 214% from $2,489,000 in the first half of 1999. This increase was due to a variety of factors, all related to the significant growth of our business that we experienced during the intervening period. These factors include (1) an increase in the number of employees, and improved compensation and benefit levels to attract and retain qualified employees, (2) increased consulting expenses related to the conversion of our operations to self-clearing, (3) expenses associated with being a public company and (4) increased occupancy costs related to opening our new brokerage operation facilities in Chicago, Illinois in December 1999. Additionally, we recorded higher non-cash charges for stock options and warrants, granted at or above then-current market values, to vendors and an international partner in the second half of 1999. The values associated with these grants are amortized over the period over which services are rendered. This non-cash expense also includes charges related to stock options granted to employees below the current market value of our stock at the time of the grants. The non-cash expense associated with vendor and employee-related grants was $171,000 in the first six months of 1999 and $479,000 in the first six months of 2000. We incurred approximately $1,923,000 of start-up and redundant costs related to our self-clearing conversion during the six months ended June 30, 2000. Excluding to these costs, general and administrative expenses for the six months ended June 30, 2000 were 29% of total revenues.

Liquidity and Capital Resources

         As of June 30, 2000, we had cash and cash equivalents of $27,103,000 and no bank debt. Our cash used in operating activities was $9,197,000 in the first six months of 2000, compared to $285,000 used in operating activities during the first six months of 1999. Our operating cash inflows consist principally of brokerage commissions and order flow-related payments collected, and other revenue and interest received. Our operating cash outflows consist principally of clearing and execution costs, employee compensation and benefit costs, marketing and advertising costs, and general and administrative costs paid. The increase in operating cash outflows for the first six months of 2000 compared to the same period in 1999 is attributable to greater amounts paid for marketing and advertising, and non-recurring and redundant costs associated with our conversion to self-clearing operations. We paid $8,212,000 in marketing and advertising costs and $1,418,000 in non-recurring and redundant costs associated with our conversion to self-clearing operations in the first half of 2000.

         Cash used in investing activities, all of which has represented capital expenditures, increased to $2,896,000 for the six months ended June 30, 2000, compared to $2,442,000 for the six months ended June 30, 1999. We continued to acquire, build or develop facilities, fixed assets and software for cash and under operating leases during the first six months of 2000 to support the continued rapid growth of the business. During the six months ended June 30, 2000, we signed leases increasing our aggregate commitments under non-cancelable operating leases for facilities and equipment to $16,612,000 at June 30, 2000. Cash flows related to operating leases are included in net cash used in operating activities.

         On July 3, 2000, we completed our conversion to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in the execution of securities transactions. As a self-clearing broker-dealer we are responsible for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions. Accordingly, on July 3, 2000, customer receivables related to margin loans of $75,825,000, payables related to customers' free credit balances of $77,510,000, and other clearing-related balances were transferred onto our balance sheet. On April 27, 2000, we secured an $8 million line of credit with Harris Trust and Savings Bank. Borrowings on this line will be secured by customers' margin account securities and will bear interest at the federal funds rate plus 1.25%. Either party can cancel this borrowing arrangement with 60 days' prior notice.

         Additionally, as a self-clearing broker-dealer we will be required to maintain significantly higher minimum net capital. See note 8 to the Condensed Consolidated Financial Statements. During April 2000, we contributed $6 million in capital to our wholly-owned subsidiary, Web Street Securities. Management expects that this contribution will initially provide us with net capital of approximately $4 million in excess of the minimum net capital that will be required of us as a self-clearing broker-dealer.

         In the future, we expect to incur higher costs, particularly technology development, payroll and occupancy costs, to grow our business. We anticipate increased levels of capital expenditures in the remainder of 2000 to complete our mirror data center, to complete storefront improvements in our planned financial service centers in San Francisco, Boston and Denver, and to continue to expand our existing systems and network of online financial service centers over the next year. It is our intention to finance certain of these capital expenditures with additional lease financing that we expect to be available to us.

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

Cautionary Note Regarding Forward-Looking Statements

         Because we want to provide you with more meaningful and useful information, this quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "foresee" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our ability to successfully manage our self-clearing operations, our ability to establish and maintain domestic and international relationships and relationships with content providers, intense price and other competition among companies providing online financial services, our need to maintain and increase our customer accounts, volatility in the securities markets, our ability to develop and enhance our services and products, risk of system failures, and existing and future regulations affecting the online brokerage industry or the Internet generally. We caution you not to place undue reliance on any forward-looking statements. For further information about these and other risks, uncertainties and factors that could affect Web Street's future results, performance, prospects and opportunities, please review the disclosure included under the caption "Business-Risk Factors" in our annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our primary financial instruments are cash in banks, money market instruments and short-term certificates of deposit. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amounts reported for the transaction. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We continuously monitor our exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the credit-worthiness of each customer and/or other counterparty with which we conduct business. We are not currently exposed to any material currency exchange risks because the risk is borne by our international customers and our international partners, and we do not hold any assets or incur any liabilities denominated in foreign currencies.

         At June 30, 2000, we owned $145,000 of publicly-traded equity securities and had an obligation to buy $250,000 of previously-sold publicly-traded equity securities. We are exposed to equity price risk as a result of these securities positions. Equity price risk results from changes in the level or volatility of equity prices in general that affect the value of our securities owned and securities sold, not yet purchased. Equity price risk was measured assuming an instantaneous 10% decrease in value of the securities in our portfolios as of June 30, 2000, with all other variables held constant. If the market price of securities owned and securities sold, not yet purchased were to decrease by 10%, the fair value of the portfolio would increase by $11,000 due to the offset of losses on securities owned with gains on securities sold, not yet purchased. The magnitude of change in equity prices chosen reflects our view of changes that are reasonably possible over a one-year period. The selection of the magnitude of change in equity prices should not be construed as our prediction of future market events, but rather an illustration of the impact of such events.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On November 16, 1999, our registration statements on Form S-1 (File No. 333-85849 and File No. 333-91087) relating to the initial public offering (IPO) of our common stock was declared effective by the SEC. After payment of the underwriting discount of $3,228,225 and expenses of $1,911,082, we received net proceeds of $40,978,193 from the offering. We have used approximately $9.7 million to market our online brokerage services and other financial services and products, approximately $2.9 million for the acquisition, construction or development of property, equipment and software, and approximately $2.9 million for working capital and general corporate purposes. The above-mentioned uses of the offering proceeds are before consideration of cumulative cash flow from operating activities exclusive of these uses since the IPO of approximately $936,000. We have invested the remaining net proceeds, pending their use, in short-term, investment grade, interest-bearing obligations.

Item 4.  Submission of Matters to a Vote of Security Holders

         a)       Our 2000 Annual Meeting of Stockholders was held on May 9,
                  2000.

         b) The stockholders voted to re-elect two Class I directors to our Board of Directors. Results of the voting were as follows:

                                                          Authority                Broker
                   Director                      For      Withheld  Abstentions  Non-Votes

                   D. Jonathan Rosenberg...  21,376,718    37,298        -           -

                   Frederic J. Graber......  21,376,718    37,298        -           -

                  Joseph J. Fox, Avi Fox and Robert F. Bernard continued their terms of office as our directors after the 2000 Annual Meeting of Stockholders.

         c) The stockholders also voted to ratify the appointment by our Board of Directors of Arthur Andersen LLP as the independent auditors of our financial statements for the year ending December 31, 2000. Results of the voting were as follows:

                       For         Against     Abstentions     Broker Non-Votes

                    21,403,647         -          10,369               -

Item 6.  Exhibits and Reports on Form 8-K.

         a) We have filed the following exhibits with this quarterly report.

                  Exhibit
                  Number                    Exhibit

                  10.1     Sublease agreement dated October 31, 1999 between Web
                            Street, Inc. and ContiGroup Companies, Inc. for premises at 222 Riverside Plaza, Chicago, Illinois

                  10.2 +   Dealers' Omnibus Options Clearing Agreement dated
                            April 12, 2000 between Web Street Securities, Inc. and ABN-AMRO, Incorporated (Firm Transactions)

                  10.3 +   Dealers' Omnibus Options Clearing Agreement dated
                            April 12, 2000 between Web Street Securities, Inc. and ABN-AMRO, Incorporated (Customer Transactions)

                  27       Financial Data Schedule

                  + A portion of the exhibit has been omitted pursuant to a
                    request for confidential treatment.

         b)       Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2000                  By: /s/ JOSEPH J. FOX
                                           -----------------
                                           Joseph J. Fox
                                           Co-Chief Executive Officer (principal
                                           executive officer) and Co-Chairman of
                                           the Board



Date: August 14, 2000                  By: /s/ JOSEPH A. BARR
                                           ------------------
                                           Joseph A. Barr
                                           President, Chief Financial Officer
                                           (principal financial and accounting
                                           officer) and Treasurer

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number            Exhibit
-------------- -----------------------------------------------------------------

10.1           Sublease agreement dated October 31, 1999 between Web Street, Inc and. ContiGroup Companies, Inc. for premises at 222 Riverside Plaza, Chicago, Illinois

10.2 +         Dealers' Omnibus Options Clearing Agreement dated April 12, 2000 between Web Street Securities, Inc. and ABN-AMRO, Incorporated (Firm Transactions)

10.3 +         Dealers' Omnibus Options Clearing Agreement dated April 12, 2000 between Web Street Securities, Inc. and ABN-AMRO, Incorporated (Customer Transactions)

27             Financial Data Schedule

+ A portion of the exhibit has been omitted pursuant to a request for confidential treatment.