Form 10-Q
period 2000-09-30
WEB STREET INC //
filed 2000-11-14
CIK 1088348

         ==============================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------


                                   Form 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended: September 30, 2000

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


                              ------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

     The number of shares of the registrant's Common Stock outstanding as of November 8, 2000 was 25,832,274.




         ==============================================================

                               WEB STREET, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                     INDEX


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets as of
            September 30, 2000 (unaudited) and December 31,
            1999............................................................  3
          Condensed Consolidated Statements of Operations
            (unaudited) for the three months and nine months ended
            September 30, 2000 and 1999.....................................  4
          Condensed Consolidated Statements of Cash Flows
            (unaudited) for the nine months ended September 30, 2000
            and 1999........................................................  5
          Notes to Condensed Consolidated Financial Statements..............  6
  Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  8
  Item 3. Quantitative and Qualitative Disclosures about Market Risk........ 17

PART II - OTHER INFORMATION
  Item 1.   Legal Proceedings............................................... 18
  Item 2.   Changes in Securities and Use of Proceeds....................... 18
  Item 6.   Exhibits and Reports on Form 8-K................................ 18

SIGNATURES.................................................................. 19

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        WEB STREET, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2000     December 31, 1999
                                                                             ------------------     -----------------
                                                                                 (Unaudited)
                                  ASSETS
Cash and cash equivalents..................................................       $ 20,671,449           $ 39,189,362
Brokerage receivables, net.................................................        100,993,205              2,395,679
Property and equipment, net................................................          8,060,135              3,994,411
Deposits with clearing organizations.......................................          1,873,933                105,999
Prepaid expenses and other.................................................          2,213,953              2,105,452
                                                                             -----------------      -----------------
Total assets...............................................................       $133,812,675           $ 47,790,903
                                                                             =================      =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Brokerage payables........................................................       $ 98,243,666           $    350,376
 Accounts payable..........................................................          4,508,895              2,354,852
 Accrued expenses..........................................................          1,806,295              1,976,633
 Deferred rent.............................................................            201,487                146,082
                                                                             -----------------      -----------------
Total liabilities..........................................................        104,760,343              4,827,943

Commitments and contingencies

Stockholders' equity:
 Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares
  issued and outstanding)..................................................                  -                      -
 Common stock ($.01 par value, 100,000,000 shares authorized; 25,797,286 shares issued and outstanding at September 30, 2000 and 25,660,402
  shares issued and outstanding at December 31, 1999)......................            257,973                256,604
 Additional paid-in capital................................................         65,872,228             65,317,651
 Accumulated deficit.......................................................        (37,077,869)           (22,611,295)
                                                                             -----------------      -----------------
Total stockholders' equity.................................................         29,052,332             42,962,960
                                                                             -----------------      -----------------
Total liabilities and stockholders' equity.................................       $133,812,675           $ 47,790,903
                                                                             =================      =================

           See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three months ended                       Nine months ended
                                                    September 30,                            September 30,
                                               2000               1999                 2000                1999
                                           -------------------------------         --------------------------------
Revenues:
 Transaction revenue.....................  $ 4,185,170         $ 6,060,978         $ 22,544,227         $15,940,733
 Interest income.........................    2,303,651             162,969            3,715,033             478,751
 Other revenue...........................      117,278             268,333              731,157             745,903
                                           -------------------------------         --------------------------------
                                             6,606,099           6,492,280           26,990,417          17,165,387
 Interest expense........................     (989,589)             (1,214)            (994,051)             (2,162)
                                           -------------------------------         --------------------------------
Net revenues.............................    5,616,510           6,491,066           25,996,366          17,163,225

Cost of services:
 Clearance and execution.................    2,758,615           2,802,187           12,665,295           7,178,833
 Employee compensation and benefits......    1,437,414             639,682            3,452,454           1,897,495
 Communication and data processing.......      822,773             417,990            2,272,444           1,037,800
                                           -------------------------------         --------------------------------
Total cost of services...................    5,018,802           3,859,859           18,390,193          10,114,128

Operating expenses:
 Marketing and advertising...............      971,300           3,289,569            9,444,068           5,533,538
 Technology development..................    1,195,099             488,677            2,587,333           1,401,179
 General and administrative..............    3,142,978           1,617,669           10,966,609           4,106,692
                                           -------------------------------         --------------------------------
Total operating expenses.................    5,309,377           5,395,915           22,998,010          11,041,409
                                           -------------------------------         --------------------------------

Loss from operations.....................   (4,711,669)         (2,764,708)         (15,391,837)         (3,992,312)
Gain from settlement of litigation.......      925,263                   -              925,263                   -
                                           -------------------------------         --------------------------------

Net loss.................................  $(3,786,406)        $(2,764,708)        $(14,466,574)        $(3,992,312)
                                           ===============================         ================================

Basic and diluted net loss per common
 share...................................  $     (0.15)        $     (0.13)        $      (0.56)        $     (0.19)
                                           ===============================         ================================

Weighted-average common shares used in
 computation of basic and diluted net
 loss per common share...................   25,783,938          20,841,324           25,731,112          20,550,308
                                           ===============================         ================================

           See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
                                                                                         2000              1999
                                                                                    -------------      ------------
Cash flows from operating activities:
  Net loss........................................................................   $(14,466,574)     $(3,992,312)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization...............................................      1,460,326          543,430
      Compensation and other expenses incurred through issuance of stock
        options and warrants......................................................        525,759          226,430
      Provision for uncollectible accounts........................................        534,325          165,559
      Net deferred rent accretion (amortization)..................................         55,405           (3,222)
      Changes in operating assets and liabilities:
        Brokerage receivables.....................................................    (23,085,492)        (350,044)
        Deposits with clearing organizations......................................     (1,767,934)         (11,423)
        Prepaid expenses and other assets.........................................       (339,712)        (441,153)
        Brokerage payables........................................................     22,068,392          157,050
        Accounts payable..........................................................      2,154,043         (132,659)
        Accrued expenses..........................................................       (170,338)         274,387
                                                                                     ------------      -----------
Net cash used in operating activities.............................................    (13,031,800)      (3,563,957)

Cash flows from investing activities:
  Purchases of property, equipment and software...................................     (5,516,300)      (2,913,030)

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs...................         22,550        7,087,743
  Redemption of preferred stock...................................................              -         (650,000)
  Payment from related party......................................................              -          190,000
  Proceeds from the exercise of stock options.....................................          7,637              800
                                                                                     ------------      -----------
Net cash provided by financing activities.........................................         30,187        6,628,543
                                                                                     ------------      -----------

Increase (decrease) in cash and cash equivalents..................................    (18,517,913)         151,556
Cash and cash equivalents at beginning of period..................................     39,189,362        1,579,639
                                                                                     ------------      -----------
Cash and cash equivalents at end of period........................................   $ 20,671,449      $ 1,731,195
                                                                                     ============      ===========

Supplemental disclosures of cash flow information:
  Interest paid...................................................................   $    881,551      $     2,162
  Income taxes paid...............................................................              -                -
Significant non-cash transactions:
  Eliminate common stock put rights...............................................   $          -      $   624,375
  Gain on settlement of litigation................................................        500,263                -
  Balances transferred from clearing broker upon conversion of operations:
    Brokerage receivables, net....................................................     75,824,898                -
    Brokerage payables............................................................     75,824,898                -


           See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Web Street, Inc. and its wholly-owned subsidiary, Web Street Securities, Inc. (collectively, the Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     Certain amounts from prior periods have been reclassified to conform with the current period's presentation.

  2. Brokerage Receivables and Payables

     Brokerage receivables and payables include amounts due on customer cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not recorded in the financial statements.

     Brokerage receivables at September 30, 2000 and December 31, 1999 consisted of the following:


                                                   September 30,    December 31,
                                                       2000            1999
                                                   -------------    ------------

Receivables from customers....................     $ 98,930,119      $        -
Fees and commissions receivable...............          963,010       2,536,673
Receivable from clearing organizations........        1,667,689               -
Deposits for securities borrowed..............          240,500               -
Other.........................................          158,035               -
Allowance for uncollectible accounts..........         (966,148)       (140,994)
                                                   ------------      ----------
                                                   $100,993,205      $2,395,679
                                                   ============      ==========

     Brokerage payables at September 30, 2000 and December 31, 1999 consisted of the following:

                                                                      September 30,    December 31,
                                                                          2000             1999
                                                                      -------------    ------------
Customer payables...................................................   $72,505,689       $      -
Fees, commissions and margin-sharing payments payable...............       894,119        350,376
Deposits for securities loaned......................................    24,843,858              -
                                                                       -----------       --------
                                                                       $98,243,666       $350,376
                                                                       ===========       ========

  3. Property and Equipment

     Property and equipment, net at September 30, 2000 and December 31, 1999, consisted of the following:

                                                                      September 30,    December 31,
                                                                          2000             1999
                                                                      -------------    ------------
Hardware and equipment..............................................    $ 5,072,761     $ 2,813,417
Furniture and fixtures..............................................        568,981         438,576
Software............................................................      2,774,505         872,458
Buildings and leasehold improvements................................      2,355,719       1,151,101
Land and improvements...............................................         44,886          25,000
                                                                        -----------     -----------
 Total cost.........................................................     10,816,852       5,300,552
Accumulated depreciation............................................     (2,756,717)     (1,306,141)
                                                                        -----------     -----------
                                                                        $ 8,060,135     $ 3,994,411
                                                                        ===========     ===========

  4. Commitments and Contingencies

     The Company has entered into various operating leases, principally for office facilities and computer hardware. The Company's aggregate future minimum lease payments on various leases expiring through 2010 were approximately $16,925,000 at September 30, 2000.

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

  5. Related Party Transactions

     Other assets at September 30, 2000 included $315,000 of amounts due from officers of the Company under unsecured promissory notes. These notes bear interest at 5% and are due in 2001.

  6. Stock Options

     During the nine months ended September 30, 2000, the Company granted employees options to purchase 2,427,000 shares of its common stock. The weighted-average exercise price of options granted was $7.52 per share. During the same period, options previously granted to employees on 239,400 shares of the Company's common stock were forfeited or terminated. The weighted-average exercise price of options forfeited or terminated was $6.66 per share.

  7. Regulatory Requirements

     As a registered broker-dealer, Web Street Securities, Inc. is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Securities Exchange Act of 1934 (the Rule), which requires broker-dealers to maintain certain minimum net capital. Web Street Securities, Inc. has elected to use the alternative method permitted by the Rule, which requires that it maintain minimum net capital, as defined, of 2% of aggregate debit balances arising from customer transactions, or $250,000, whichever is greater. At September 30, 2000, Web Street Securities had net capital of $7,163,573, which represented 7.2% of aggregate debit balances and which exceeded the minimum net capital requirements by $5,160,498.

     The Rule provides that equity capital may not be withdrawn or profit distributions may not be made if the resulting net capital would be less than 5% of aggregate debit balances.


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

     On July 3, 2000, we completed our conversion to become a self-clearing broker-dealer. Since July 3, 2000, we have been performing clearance and execution services for all equity securities and mutual fund transactions in our customers' accounts. We have established a correspondent relationship with ABN.AMRO, Incorporated to provide clearing services for options trading in our customers' accounts on an omnibus basis. In connection with the conversion, we have discontinued our correspondent clearing relationship with our former clearing broker. Prior to May 1, 2000, our initial clearing agreement provided us above-market payments for order flow on customer transactions. From May 1, 2000 through July 2, 2000, we operated under an interim agreement with our former clearing broker and since May 1, 2000 we have received payments for order flow, either through our former clearing broker or as a self-clearing firm, at current market rates. The conversion to self-clearing operations has resulted in increased net interest income from carrying our customers' accounts, as well as lower clearance and execution costs per trade. Beyond the third quarter of 2000, we anticipate that our operating as a self-clearing organization will contribute to important customer benefits, renewed revenue growth and improved gross margins for the firm compared to the results of this quarter. These anticipated positive effects of self-clearing operations were not fully realized during the third quarter of 2000 because of residual conversion costs incurred in the quarter and because our new self-clearing operations are not yet fully optimized.

     Also, at the end of June, 2000, we launched a redesigned website featuring a series of new product offerings aimed at increasing customer reliance on us as their one-stop on-line financial services provider, including:

  . Enhanced cash management services featuring the Web Street Global Asset Manager(SM), a new product designed to enable customers to conduct cash and investment management through a single online account;

  . The industry's lowest published margin rates for margin balances in excess of $2,500,000;

  . An alliance with InsWeb, a leading online insurance services provider, providing access to low-cost home, auto, life and health insurance; and

  . An alliance with Lending Tree, a nationally recognized online loan marketplace for consumers and lenders, that offers access to home mortgages and other consumer loans.

     Additionally, in the third quarter of 2000 we filed with the National Association of Securities Dealers for approval to provide securities clearing services for other broker-dealers. We believe clearing services has the potential to provide a good source of revenue in the future.

     We opened our new financial services center in downtown Boston on October 23, 2000. We expect to open two other new state-of-the-art financial services centers in the financial districts of San Francisco and Denver by the end of the fourth quarter of 2000. These street-level locations, along with our financial services center in Beverly Hills, will enable us to provide customers with in-person educational seminars, including an introduction to online investing as well as other financial topics, access to information on various financial markets, and demonstrations of our product and service offerings. Because of the inherently impersonal nature of business conducted via the Internet, we believe that our existing and potential new customers will benefit from, and favor, the opportunity for face-to-face interaction with us. As of the end of the third quarter of 2000, we had invested $1,128,000 in these three new facilities. We expect to invest a total of between $1,500,000 and $2,000,000 in these three new financial services centers, a portion of which may be financed through leases. We intend to open additional financial services centers in other select locations in the United States and internationally.

     Additionally, we completed construction on our mirror data center and leased the equipment necessary to make it operational. We expect the mirror data center to become operational in the fourth quarter of 2000.

     We intend to prudently increase expenditures in most operating areas, including expansion of our customer base, continued development and delivery of state-of-the-art online financial products and services, and an increase in the number of our financial services centers. We plan to continue enhancing financial, operational and management controls and reporting systems and procedures in support of the continued expansion of our operations. We anticipate only modest increases in our direct consumer marketing efforts in the near term as we increase our focus on entering into domestic and international business-to-business partnerships as a key driver of our growth.

Results of Operations

     In the discussion below, we compare our results of operations for the three month and nine month periods ended September 30, 2000 and 1999.

     The following table shows for the periods presented (a) the percentage of net revenues represented by items on our condensed consolidated statements of operations and other operating data, and (b) the percentage change in each item from the prior corresponding period.

                                                                                                        Period-to-Period
                                                             Percentage of Net Revenues                Percentage Change
                                                     ------------------------------------------       -------------------
                                                     Three months ended       Nine months ended        Three        Nine
                                                        September 30,           September 30,          month        month
                                                      2000        1999        2000        1999        periods      periods
                                                     ------------------       -----------------       --------------------
Revenues:
 Transaction revenue...........................         75 %        93 %        87 %        93 %        (31)%         41 %
 Interest income...............................         41           3          14           3          n/m          n/m
 Other revenue.................................          2           4           3           4          (56)          (2)
                                                     ------------------       -----------------
                                                       118         100         104         100            2           57
 Interest expense..............................        (18)          -          (4)          -          n/m          n/m
                                                     ------------------       -----------------
Net revenues...................................        100         100         100         100          (13)          51

Cost of services:
 Clearance and execution.......................         49          43          49          42           (2)          76
 Employee compensation and benefits............         25          10          13          11          125           82
 Communication and data processing.............         15           6           9           6           97          119
                                                     ------------------       -----------------
Total costs of services........................         89          59          71          59           30           82

Operating expenses:
 Marketing and advertising.....................         17          51          36          32          (70)          71
 Technology development........................         21           8          10           8          144           85
 General and administrative....................         56          25          42          24           94          167
                                                     ------------------       -----------------
Total operating expenses.......................         94          84          88          64           (2)         108
                                                     ------------------       -----------------
Loss from operations...........................        (83)%       (43)%       (59)%       (23)%         70          286
                                                     ==================       =================

Other Data:
Total trades (thousands of trades).............      328.1       264.0     1,139.5       704.6           24           62
Average trades per day.........................      5,208       4,124       6,029       3,700           26           63
Total customer accounts (thousands of
 accounts)/(1)(2)/.............................      126.8        73.0       126.8        73.0           74           74
Total customer assets (millions of dollars)
 /(1)/.........................................     $866.7      $519.0      $866.7      $519.0           67           67
Total employees/(1)/...........................        177         119         177         119           49           49

(1)  As of the end of each period presented.
(2) Represents open accounts, regardless of whether there have ever been any funds or securities in the account.
n/m  Not meaningful

Revenues

     Net revenues decreased 13% to $5,617,000 in the third quarter of 2000 from $6,491,000 in the third quarter of 1999. However, total net revenues increased 51% to $25,996,000 for the nine months ended September 30, 2000, from $17,163,000 in the comparable period of 1999. Our transaction volumes, total customer accounts and customer asset balances grew rapidly during the last quarter of 1999 and the first quarter of 2000. This growth was offset in the second and third quarters of 2000 by industry-wide declines in the volume of shares traded on the major securities exchanges and markets. This decline in trading volume adversely impacted our operating results in both the three and nine months ended September 30, 2000. We executed an average of 5,208 trades per day in the three months ended September 30, 2000 compared to an average of 4,124 trades per day during the same period of 1999, a 26% increase. During the nine months ended September 30, 2000, we executed an average of 6,029 trades per day, an increase of 63% from an average of 3,700 trades per day during the corresponding period in 1999. However, these increases in the volume of trades executed did not increase at the same rate as the rates of increase in total customer accounts and customer asset balances. Total customer accounts increased 74% from 73,000 at September 30, 1999 to 126,800 at September 30, 2000. Customer asset balances increased 67% from $519,029,000 at September 30, 1999 to $866,697,000 at September 30, 2000. Our revenue mix shifted in the third quarter of 2000 from being almost entirely comprised of transaction revenue to a mix in which transaction revenue remains the predominant revenue stream, but net interest income contributes a significant percentage to our total revenues. This shift in revenue mix is expected to continue into the future and is primarily due to our conversion to self-clearing operations on July 3, 2000.

  Transaction Revenue

     Transaction revenue decreased 31% to $4,185,000 in the third quarter of 2000, from $6,061,000 in the third quarter of 1999. Transaction revenue represented 75% of net revenues in the third quarter of 2000, compared to 93% in the same period in 1999. For the nine months ended September 30, transaction revenue increased 41% to $22,544,000, or 87% of net revenues, in 2000, from $15,941,000, or 93% of net revenues, in 1999. Brokerage commissions increased to 66% of net revenues in the third quarter of 2000 from 52% in the third quarter of 1999, while order flow-related rebates declined to 8% of net revenues in the third quarter of 2000 from 42% in the corresponding period in 1999. For the nine months ended September 30, brokerage commissions were 56% of net revenues in 2000 compared to 54% in 1999, while order flow-related rebates were 31% of net revenues in 2000 versus 39% in 1999. The decrease in the contribution to net revenues by transaction revenue and the change in transaction revenue mix between the three month periods ended September 30, 2000 and 1999 were due principally to two factors: (1) the April 30, 2000 expiration of our initial clearing agreement with U.S. Clearing, which provided us with above-market payments for order flow, and (2) the July 3, 2000 conversion of our operations from fully-disclosed to self-clearing, which resulted in greater net interest income per account. These factors also led to a decrease in average transaction revenue per trade, which declined to $12.76 in the third quarter of 2000 from
22.96 in the third quarter of 1999 and to $19.78 for the nine months ended September 30, 2000 from $22.62 in the same period of 1999. Approximately $8.86 and $2.40 of the decreases in average transaction revenue per trade for the three month and nine month periods ended September 30, 2000, compared to their corresponding periods in 1999, respectively, was due to the decline in payments for order flow that we have experienced. The remaining decline in transaction revenue per trade between the three-month periods ended September 30, 2000 and 1999 was predominantly due to free and discounted trade commissions offered to customers to help ensure customer satisfaction during the launch of our redesigned web site and conversion to self-clearing operations. We do not anticipate the need to offer such discounts beyond the third quarter of 2000. For both the three-month periods ended September 30, 2000 and 1999, equity transactions represented 90% and option transactions represented 10% of our total transaction volumes. Revenue from our international partnerships, principally our agreement with ConSors Discount-Broker (ConSors), represented approximately 34% of our net revenues in the third quarter of 2000 compared with 20% in the third quarter of 1999, and approximately 29% of our net revenues in the first three quarters of 2000 compared with 11% in the same period of 1999. We expect revenues from our international and domestic relationships to increase as a percentage of our net revenues in the future.

  Interest Income and Interest Expense

     Interest income for the nine months ended September 30, 2000 and 1999 is comprised of interest earned on customer margin balances, our share of net interest income on customer margin loans made by the Company's former clearing broker, fee income related to the sweep of excess customer funds into money market instruments and interest earned on cash balances. Interest expense consists principally of interest on customer cash accounts and stock loans to finance customer margin balances. Interest income increased substantially to $2,304,000, or 41% of net revenues, in the third quarter of 2000, from $163,000, or 3% of net revenues, in the third quarter of 1999. For the nine months ended September 30, interest income increased to $3,715,000, or 14% of net revenues, in 2000, from $479,000, or 3% of net revenues, in 1999. Interest expense also increased substantially to $990,000, or 18% of net revenues, in the third quarter of 2000, from $1,000, or less than 1% of net revenues, in the third quarter of 1999. For the nine months ended September 30, interest expense increased to $994,000, or 4% of net revenues, in 2000, from $2,000, or less than 1% of net revenues, in 1999. The increases in both dollar and percentage-of-net-revenues terms are due to our conversion to self-clearing operations and, to a lesser extent, increases in our average cash balances. Prior to July 3, 2000, we were paid a portion of the net interest earned on customer margin loans made by our former clearing broker. Upon our conversion to self-clearing operations we began receiving the full amount of interest charged on customer margin balances and we also began incurring the costs of financing those balances. During the third quarter of 2000, our customer margin balances, which are included in brokerage receivables on our Condensed Consolidated Balance Sheets, yielded an average of 8.5%. Our average cash balances increased from approximately $2.6 million and $3.0 million during the three and nine months ended September 30, 1999, respectively, to approximately $23.9 million and $29.7 million during the three and nine months ended September 30, 2000, respectively, as a result of our receipt of approximately $41 million from our offering of 4,192,500 shares of our common stock to the public during the fourth quarter of 1999, less the uses of those proceeds since the offering. Interest expense arises principally from two sources: (1) interest paid on customer free credit balances and (2) interest paid on collateral received from lending our customers' securities to other broker-dealers. To the extent possible we have financed our customers' margin balances from other customers' credit balances. Customer credit balances are included in brokerage payables on our Condensed Consolidated Balance Sheets. Where customer funds are not sufficient to fund customer margin balances, we have financed these margin balances from either our own cash or from securities transactions in which we have loaned customers' securities to other broker-dealers for a cash collateral deposit. The obligation to return the collateral deposited by broker-dealers that have borrowed our customers' securities is also included in brokerage payables on our Condensed Consolidated Balance Sheets. The blended cost of funds from paying our customers interest and paying interest on stock loans was approximately 4.1% in the third quarter of 2000. We expect net interest income to remain a significant percentage of net revenues in the future as a result of our conversion to self-clearing operations.

  Other Revenue

     Other revenue decreased 56% to $117,000 in the third quarter of 2000 from $268,000 in the third quarter of 1999. For the nine months ended September 30, other revenue decreased 2% to $731,000 in 2000, from $746,000 in 1999. The decrease was due primarily to free or discounted premium subscriptions services offered to customers in the third quarter of 2000 to help ensure customer satisfaction during the launch of our redesigned web site and conversion to self-clearing operations. In addition, we lowered the pricing on our Level II premium dynamic quote services as of September 1, 2000. We have further lowered our pricing on subscription services effective November 1, 2000 due to recent decreases in the cost of providing these services. Therefore, we anticipate other revenue from these services will grow at a lower rate than transaction revenue and interest income in the future.

Cost of Services

     Total cost of services increased 30% to $5,019,000, or 89% of net revenues, in the third quarter of 2000 from $3,860,000 or 59% of net revenue in the comparable quarter of 1999. For the nine months ended September 30, total costs of services increased 82% to $18,390,000 or 71% of net revenue in 2000, from $10,114,000 000 or 59% of net revenue in 1999. All components of our costs of services increased as a percentage of net revenue with the largest increases occurring in employee compensation and benefits and communication and data processing, which also increased in dollar terms. These increases were primarily due to the addition of staff and greater depreciation charges, as more fully discussed below. Clearance and execution costs declined in the third quarter of 2000 compared to the third quarter of 1999, but increased as a percentage of net revenue because of a larger decrease in net revenues. As we continue to operate as a self-clearing broker-dealer, diversify our revenue mix to be less dependent on transaction revenue, and optimize our new trade clearance and execution processes, we expect cost of services to steadily decline as a percent of net revenues.

  Clearance and Execution

     Clearance and execution costs per trade decreased 21% from $10.61 per trade in the third quarter of 1999 to $8.41 per trade in the third quarter of 2000. However, clearance and execution costs per trade rose 9% on a year-to-date basis, from $10.19 for the nine months ended September 30, 1999 to $11.11 for the nine months ended September 30, 2000. Average clearance and execution costs per trade in both the three and nine months ended September 30, 2000 compared to their corresponding periods in 1999 were impacted to varying degrees by (1) decreases in per trade direct clearance and execution costs subsequent to our conversion to self-clearing operations as of July 3, 2000, (2) increases in margin sharing payments to our international partners and (3) non-recurring costs incurred related to the self-clearing conversion and new web site launched on June 28, 2000. Both the three and nine month periods ended September 30, 2000 experienced decreases in average direct clearance and execution costs per trade when compared to the same periods in 1999 because of our conversion to self-clearing operations and the resultant elimination of per-trade charges assessed by our former clearing broker. These reductions in direct clearance and execution costs from the elimination of ticket charges by our former clearing broker were partially offset by other clearance and execution costs directly associated with our conversion to self-clearing operations. The net reduction in average direct clearance and execution costs per trade related to the combined effect of eliminating per trade fees paid to our former clearing broker and new costs directly related to self-clearing operations was approximately $4.77 and $1.09 for the three and nine-month periods ended September 30, 2000, respectively. The decline in the nine months ended September 30, 2000 was not as great as that in the third quarter of 2000 because there were only three months of self-clearing operations during the nine-month period, and from May 1, 2000 through July 2, 2000, we experienced a $1.25 increase in clearing costs per trade charged to us by our former clearing broker compared to what we had been charged under the terms of our initial clearing agreement, which expired on April 30, 2000. Average clearance and execution costs per trade in both the three and nine month periods ended September 30, 2000 were also impacted by higher average margin-sharing payments per trade made to our international partners. These margin-sharing payments commenced in April 1999 and have grown as business directed through our international partners has grown. Margin-sharing payments caused the average clearance and execution costs per trade to increase by $0.88 in the third quarter of 2000 from its level in the third quarter of 1999, and by $1.46 in the nine months ended September 30, 2000 from the same period in 1999. Additionally, the average clearance and execution costs per trade increased in both the three and nine-month periods ended September 30, 2000 compared to the corresponding periods in 1999 because of non-recurring costs incurred in 2000 related to the self-clearing conversion and related launch of our redesigned web site. These costs principally related to our efforts to ensure customer satisfaction through our conversion and caused average clearance and execution costs per trade to increase by $1.20 and $0.77 in the three and nine-month period ended September 30, 2000, respectively, over their corresponding periods in 1999. Management does not expect to incur similar conversion-related costs beyond the third quarter of 2000.

  Employee Compensation and Benefits

     Employee compensation and benefits increased 125% to $1,437,000 in the third quarter of 2000, from $640,000 in the third quarter of 1999. For the nine months ended September 30, employee compensation and benefits increased 82% to $3,452,000 in 2000 from $1,897,000 in 1999. As a percentage of net revenues, employee compensation and benefits costs increased to 25% and 13% in the three and nine months ended September 30, 2000, respectively, from 10% and 11% in the same respective periods of 1999. These increases resulted principally from our addition of licensed brokers and other customer service personnel to accommodate the increased number of customer accounts and associated traffic to our web site and to our customer service call center, and the addition of all the back office personnel needed to operate as a self-clearing broker-dealer. Furthermore, the personnel we have added to support the growth in our business and conversion to self-clearing operations have tended to be at higher compensation levels than we have historically experienced. Total employees directly involved in brokerage, customer service and technical support activities increased to 108 at September 30, 2000 from 67 at September 30, 1999.

  Communication and Data Processing

     Communication and data processing costs increased 97% to $823,000 in the third quarter of 2000 from $418,000 in the third quarter of 1999. For the nine months ended September 30, communication and data processing expense increased 119% to $2,272,000 in the 2000 from $1,038,000 in 1999. Communication and data processing costs as a percentage of net revenues increased to 15% and 9% in the three and nine months ended September 30, 2000, respectively, from 6% in both of the same respective periods of 1999. Throughout 2000 we have incurred higher costs for market data services, communication lines and equipment to support our higher levels of staffing, and accommodate the increased number of customer accounts and associated traffic to our web site. Additionally, in December 1999, we moved the brokerage operations of Web Street Securities into 33,000 square feet of newly leased space in downtown Chicago, Illinois and significantly upgraded the telecommunications systems and equipment in our call center.

Operating Expenses

     Total operating expenses decreased 2% to $5,309,000 during the three months ended September 30, 2000 from $5,396,000 during the three months ended September 30, 1999. For the nine months ended September 30, operating expenses increased 108% to $22,998,000 in 2000 from $11,041,000 in 1999. Fluctuations in marketing and advertising expenses, and increases in technology development and general and administrative expenses, as described in further detail below, impacted operating expenses.

  Marketing and Advertising

     Marketing and advertising expenses decreased 70% to $971,000 in the third quarter of 2000 from $3,290,000 in the third quarter of 1999 as a result of our evolution from reliance on direct marketing to consumers, to pursuit of customers via domestic, as well as international, business-to-business relationships with financial services providers during the third quarter of 2000. Marketing and advertising expenses were impacted in the third quarter of 2000 by $152,000 in committed advertising costs from the first quarter of 2000 that we were able to defer until the third quarter of 2000. Marketing and advertising expenses for the nine-month period ended September 30, 2000 increased 71% to $9,444,000 in 2000 from $5,534,000 in the corresponding period of 1999. During the fourth quarter of 1999, we began production of a new national advertising campaign, employing the tagline "Invest with

Ambition," that launched in February 2000 and ran through June 2000, at which time we began to curtail national consumer advertising in favor of more targeted marketing initiatives. Substantially all marketing aimed at directing customers to Web Street via our international partners continues to be paid for by our partners. As we grow through partnerships in the future, we expect that our partners will continue to be responsible for most customer acquisition costs. We intend to continue to carefully manage our marketing expenditures throughout the remainder of the year.

  Technology Development

     Technology development expenses increased 144% to $1,195,000 in the third quarter of 2000 from $489,000 in the same period in 1999. For the nine months ended September 30, technology development expenses increased 85% to $2,587,000 in 2000 from $1,401,000 in 1999. These increases were principally due to greater charges for depreciation of computer hardware and software, and rental of computer hardware, which collectively added $322,000 and $657,000 to technology development costs in the three and nine months ended September 30, 2000, respectively, from their respective levels in 1999. Additionally, we have increased the number of technology employees and consultants, and incurred greater expenses related to software development to enhance our web site, prepare for self-clearing operations and expand our product and service offerings, and are incurring greater support and maintenance costs. We expect that technology development expenditures will continue to increase in the future, but may fluctuate as a percent of net revenues over time depending on the timing of future development projects.

  General and Administrative

     General and administrative expenses increased 94% to $3,143,000 in the third quarter of 2000 from $1,618,000 in the third quarter of 1999. For the nine months ended September 30, general and administrative expenses increased 167% to $10,967,000 in 2000 from $4,107,000 in 1999. These increases were due to a variety of factors, all related to the significant growth of our business that we experienced during the intervening period. These factors include (1) an increase in the number of employees, and improved compensation and benefits levels to attract and retain qualified employees, (2) increased consulting expenses primarily related to the conversion of our operations to self-clearing,
(3) increased occupancy costs principally related to opening our new brokerage operation facilities in Chicago, Illinois in December 1999, but also related to the leasing of facilities for our new financial services centers in San Francisco, Boston and Denver, and (4) expenses associated with being a public company. We incurred approximately $2,400,000 of start-up and redundant costs related to our self-clearing conversion during the nine months ended September 30, 2000. We do not anticipate additional start-up or redundant costs related to our self-clearing conversion during the fourth quarter of 2000. We do anticipate hiring additional personnel and continuing to incur increased administrative costs related to being a public company and to support the expected future growth of our business. However, we expect the rate of growth in general and administrative expenses as a percent of total net revenue to decline in future quarters.

Liquidity and Capital Resources

     As of September 30, 2000, we had cash and cash equivalents of $20,671,000 and no bank debt. Our cash used in operating activities was $13,032,000 in the first nine months of 2000, compared to $3,564,000 used in operating activities during the first nine months of 1999. Our operating cash inflows consist principally of brokerage commissions and order flow-related payments collected, interest collected on customers' margin balances and on our cash balances, and other revenue received. Our operating cash outflows consist principally of clearing and execution costs, interest paid on customer free credit balances and stock loans, employee compensation and benefit costs, marketing and advertising costs, and general and administrative costs paid. Additionally, cash transactions affecting brokerage receivables and payables, and the payment and recovery of deposits with clearing organizations are also included in net operating cash flows. The increase in operating cash outflows for the first nine months of 2000 compared to the same period in 1999 is principally attributable to (1) an increase in the amount paid for marketing and advertising of roughly $3.3 million, (2) an increase in the amount paid for general and administrative expenses of approximately $4.6 million, and (3) amounts deposited with clearing organizations of $1.8 million during the third quarter of 2000.

     Cash used in investing activities, all of which has represented capital expenditures, increased to $5,516,000 for the nine months ended September 30, 2000, compared to $2,913,000 for the nine months ended September 30, 1999. We continued to increase our capital investments with the addition of $2,621,000 in property and equipment in the third quarter of 2000, which brought our total capital investments in infrastructure for the year to $5,516,000. We invested significantly in the software necessary to operate as a self-clearing broker-dealer, and in the computer hardware and facilities needed to support our web site, including a newly constructed mirror data center that we expect to become operational in the fourth quarter of 2000. We are also making investments in software development related to web site content that we intend to launch in the coming months. During the nine months ended September 30, 2000, we entered into new leases increasing our aggregate commitments under non-cancelable operating leases for facilities and equipment to $16,925,000 at September 30, 2000. Cash flows related to operating leases are included in net cash used in operating activities.

     On July 3, 2000, we completed our conversion to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in the execution of securities transactions. As a self-clearing broker-dealer we are responsible for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions. Accordingly, on July 3, 2000, customer receivables related to margin loans of $75,825,000, payables related to customers' free credit balances of $71,527,000, and other clearing-related payables totaling $4,298,000 were transferred onto our balance sheet. To the extent possible, we have financed our customers' margin balances from other customers' free credit balances. Where customer funds are not sufficient to fund customer margin balances, we have financed these margin balances from either our own cash or from securities transactions in which we have loaned customers' securities to other broker-dealers for cash collateral deposit. Additionally, on April 27, 2000, we secured an $8 million line of credit with Harris Trust and Savings Bank. Borrowings on this line will be secured by customers' margin account securities and will bear interest at the federal funds rate plus 1.25%. Either party can cancel this borrowing arrangement with 60 days' prior notice. As of September 30, 2000 we had no outstanding borrowings under this credit line.

     Additionally, as a self-clearing broker-dealer we are required to maintain significantly higher minimum net capital than we did as a fully-disclosed broker-dealer prior to June 2000. In the third quarter of 2000, we contributed an additional $3 million in capital to our wholly-owned subsidiary, Web Street Securities, Inc. The net capital rule provides that equity capital may not be withdrawn or profit distributions may not be made if the resulting net capital would be less than specified amounts. See Note 7 to the Condensed Consolidated Financial Statements.

     In the future, we expect to incur higher costs, particularly technology development, payroll and occupancy costs, to grow our business. We anticipate slightly lower levels of capital expenditures in the fourth quarter as compared to the third quarter of 2000 to complete our mirror data center, to complete our planned financial services centers in San Francisco and Denver, and to continue to expand our existing systems. It is our intention to finance certain of these expenditures with additional lease financing that we expect to be available to us.

     We believe that our current cash and cash equivalents, supplemented with lease financing that we expect to be available, will be sufficient to meet our anticipated cash needs for working capital, regulatory capital and capital expenditures for at least the next 12 months. However, during this period, we may need to seek additional capital in the private and/or public equity markets in order to support more rapid growth, to respond to competitive pressures, to develop new products and services and/or to acquire complimentary businesses. After that 12-month period, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. If we receive additional funds through the issuance of equity securities, our existing stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. Further, we may not be able to obtain additional financing when needed or on terms favorable to us or our stockholders. If we are unable to obtain additional financing when needed, or to do so on acceptable terms, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

Cautionary Note Regarding Forward-Looking Statements

     Because we want to provide you with meaningful and useful information, this quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "potential," "foresee" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2000 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our ability to successfully manage our new self-clearing operations, our ability to establish and maintain domestic and international relationships with strategic partners and relationships with content providers, intense price and other competition among companies providing online financial services, our need to maintain and increase our customer accounts, volatility in the securities markets, our ability to develop and enhance our services and products, risk of system failures, and existing and future regulations affecting the online brokerage industry or the Internet generally. We caution you not to place undue reliance on any forward-looking statements. For further information about these and other risks, uncertainties and factors that could affect Web Street's future results, performance, prospects and opportunities, please review the disclosure included under the caption "Business-Risk Factors" in our annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

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

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999, on October 7, 1998, we filed a complaint against Yahoo!, Inc. in the United States District Court for the Northern District of Illinois. Also as previously disclosed, Yahoo! filed a counterclaim on November 12, 1998. On September 1, 2000 we entered into an agreement with Yahoo! to settle all claims and counterclaims pursuant to which, Yahoo! has agreed to pay to us $425,000 in cash and to provide to us advertising services valued at $500,263.

Item 2. Changes in Securities and Use of Proceeds

     On November 16, 1999, our registration statements on Form S-1 (File No. 333-85849 and File No. 333-91087) relating to the initial public offering (IPO) of our common stock was declared effective by the SEC. After payment of the underwriting discount of $3,228,225 and expenses of $1,911,082, we received net proceeds of $40,978,193 from the offering. To date, we have used approximately $10.9 million to market our online brokerage services and other financial services and products, approximately $5.5 million for the acquisition, construction or development of property, equipment and software, and approximately $4.6 million for working capital and general corporate purposes. We have invested the remaining net proceeds, pending their use, in short-term, investment grade interest-bearing obligations.

Item 6. Exhibits and Reports on Form 8-K.

     a)   We have filed the following exhibits with this quarterly report.


          Exhibit
          Number                   Exhibit

          10            Web Street, Inc. 2000 Stock Plan
          27            Financial Data Schedule

     b)   Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the third quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2000                By: /s/ JOSEPH J. FOX
                                           -------------------------------------
                                           Joseph J. Fox
                                           Co-Chief Executive Officer (principal
                                           executive officer) and Co-Chairman of
                                           the Board


Date: November 14, 2000                By: /s/ JOSEPH A. BARR
                                           -------------------------------------
                                           Joseph A. Barr
                                           President, Chief Financial Officer
                                           (principal financial and accounting
                                           officer) and Treasurer

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number            Exhibit
--------------   ------------------------------------------------------------
10               Web Street, Inc. 2000 Stock Plan
27               Financial Data Schedule