Form 10-K405
period 2000-12-31
WEB STREET INC //
filed 2001-03-29
CIK 1088348

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                        Commission File Number 0-27705


                               WEB STREET, INC.
            (Exact name of registrant as specified in its charter)


                   Delaware                                36-4212401
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)               Identification No.)


               510 Lake Cook Road
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock (the only class of common equity outstanding) held by non-affiliates of the registrant (assuming, for the purposes hereof, that directors, executive officers and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant's Common Stock on March 27, 2001, was $9,431,363.

     The number of shares of the registrant's Common Stock outstanding as of March 27, 2001, was 25,872,278.


                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Definitive Proxy Statement relating to the registrant's 2001 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Report on Form 10-K.

================================================================================

                               TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----
Cautionary Note Regarding Forward-Looking Statements..........................................................    1


                                                        PART I

Item 1.    Business...........................................................................................    1
              Overview........................................................................................    1
              Industry Background.............................................................................    2
              Our Services....................................................................................    3
              Domestic, International and Content Relationships...............................................    8
              Technology and Systems..........................................................................   10
              Marketing.......................................................................................   11
              Operations......................................................................................   12
              Competition.....................................................................................   13
              Intellectual Property and Other Proprietary Rights..............................................   14
              Regulation and Supervision......................................................................   15
              Employees.......................................................................................   17

Item 2.    Our Properties.....................................................................................   18

Item 3.    Legal Proceedings..................................................................................   18

Item 4.    Submission of Matters to a Vote of Our Security Holders............................................   18

                                                        PART II

Item 5.    Market for Our Common Equity and Related Stockholder Matters.......................................   19
              Price Range of Common Stock.....................................................................   19
              Dividends.......................................................................................   19
              Use of Initial Public Offering Proceeds.........................................................   19

Item 6.    Selected Financial Data............................................................................   20

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............   21
                Overview......................................................................................   21
                Results of Operations.........................................................................   23
                Years Ended December 31, 2000, 1999 and 1998..................................................   23
                Income Taxes..................................................................................   26
                Liquidity and Capital Resources...............................................................   26
                Recent Accounting Pronouncements..............................................................   28

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................   28

Item 8.    Financial Statements and Supplementary Data........................................................   28

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   28

                                                       PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................   29

Item 11.   Executive Compensation.............................................................................   29

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................................   29

Item 13.   Certain Relationships and Related Transactions.....................................................   29

                                                        PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8 K....................................   29

           Index to Consolidated Financial Statements.........................................................  F-1

Cautionary Note Regarding Forward-Looking Statements


         Because we want to provide you with more meaningful and useful information, this annual report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can recognize many of these statements by looking for words such as "may," "will", "expect," "anticipate," "believe," "intend," "estimate," "potential," "foresee" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, continued growth and acceptance of the Internet generally, our dependence on retail trading, our ability to successfully manage our new self-clearing operations, our ability to establish and maintain domestic and international relationships with strategic partners and relationships with content providers, intense price and other competition among companies providing online financial services, our need to maintain and increase our customer accounts, volatility in the securities markets, our ability to develop and enhance our services and products, risk of system failures, and existing and future regulations affecting the online brokerage industry or the Internet generally.

         We caution you not to place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.


                                    PART I

Item 1. Business

Overview

         We provide online securities brokerage services to individual investors, primarily in the United States and Europe. Through our web site, located at www.webstreet.com, our customers can quickly execute equity, option and mutual fund trades at a low cost, and conveniently access real-time trading information, financial market data and account information.

         We have built and continue to invest in a proprietary online trading system that is cost efficient, secure and highly scalable. In our virtual "Trading Pit", our customers can do all the following with just a few clicks of a mouse and without changing screens:

         . track stock quotes that automatically update in real time as the market moves;

         . view up-to-date news and financial market headlines from multiple sources;

         .     buy and sell securities, including stocks and options;

         . buy, sell or exchange over 6,000 load and no-load mutual funds, obtain fund information, view fund performance reports from Morningstar and read complete fund prospectuses through our online Mutual Fund SuperSite;

         .     receive quick confirmation of executed trades; and

         . check securities positions and account balances that are updated in real time to reflect just-completed trades.

Our customers have access to personalized investment tools, including portfolio tracking; historical and intra-day stock charting; market-maker information; financial market and company news; and third-party investment research from IPO.com, BASELINE Financial Services, Inc., Morningstar Equity Research and others. We provide these services 24 hours a day, seven days a week through the Internet. During the year ended December 31, 2000, online transactions constituted over 90% of our transaction volume. We also offer toll-free telephone access for customers who want to enter orders through a licensed broker. In addition, we provide customer service 24 hours a day, seven days a week through a toll-free telephone number, 1-800-WEBTRADe, as well as online help.

     We partner with foreign brokerage firms to offer our Unified Global Brokerage Accounts. These accounts currently enable customers of these firms to trade in U.S. securities markets through translated versions of our web site, using funds that they deposit in local currencies and may convert to U.S. dollars for immediate trading. Our foreign partners market our online services and provide local customer support in their customers' own languages. We have a mutually exclusive agreement with ConSors Discount-Broker, a leading European online discount brokerage firm. Under this agreement ConSors is required through January 2003 to direct to us all its customers in Germany, France, Spain, Switzerland, Italy, Austria and Luxembourg who want to trade stocks or options in U.S. markets. We also have a similar agreement with Landsbref, Ltd., the securities house of The Bank of Iceland, under which Landsbref is required to direct to us, and we currently provide our services to, all its customers in Iceland who want to trade stocks or options in U.S. markets. In October 1999, we established an alliance with a subsidiary of Sun Hung Kai & Co. Securities Ltd., a leading brokerage firm in Hong Kong, to provide our online brokerage services to its customers in Hong Kong and to help us form alliances or joint ventures in China, Japan and Australia and possibly other Asian markets. We also established an alliance with a subsidiary of C.B. Capitales, a leading online brokerage firm in Chile, to provide our online brokerage services to its customers in Chile. Through our Unified Global Brokerage Accounts, we plan to enable online investors worldwide to trade in major global financial markets.

     We conduct all our brokerage activities through a wholly-owned subsidiary, Web Street Securities, Inc., an Illinois corporation and registered broker-dealer, which was incorporated on September 3, 1996. We incorporated in Delaware on December 31, 1997 under the name Web Street Financial Group, Inc., which we changed to WebStreet.com, Inc. on February 9, 1999 and to Web Street, Inc. on August 11, 1999.

Industry Background

   Increase In Investment Activity

     In recent years, the U.S. securities markets for equity securities have grown dramatically, evidenced by a large increase in the average daily trading volume. In addition to the long-term strength of the U.S. markets, the increased use of IRAs, 401(k)s, employee stock ownership plans, stock options and mutual funds has created greater interest and participation by individuals in the securities markets.

   Emergence of the Internet and Online Commerce

     The explosive growth in business conducted on the Internet has been driven by the Internet's ability to offer businesses and consumers a compelling and cost-effective medium for communications and commerce through its accessibility and convenience, the use of open standards and its ability to enable real-time interactions. One driver of this growth is the increasing comfort with which consumers in the United States and abroad conduct transactions on the Internet. The increasing prevalence of online investment and financial options, such as securities purchases and sales, funds transfers and online banking, and bill presentment and payment, has also contributed to the growth of online commerce by simplifying and automating financial transactions for consumers and, in many cases, significantly reducing costs for consumers by eliminating the need for intermediaries that traditionally charge fees to provide such products, services or information.

   Development of the Online Brokerage Industry

     The emergence of the Internet has also changed the financial services industry, particularly the securities brokerage sector. In fact, online brokerage firms have grown significantly faster than the brokerage industry as a whole. Over the past six years online trading has grown from nominal daily trading volume to account for approximately 50% of all retail equity trades. We believe the rapid development of the online brokerage industry has been driven principally by the following factors:

     . Individual investors are increasingly taking direct control over their personal financial affairs because they find it more convenient than relying on traditional financial intermediaries. Individual investors want the flexibility to transact business at times and places that are convenient for them. Online brokerage firms enable investors to place trades 24 hours a day from their homes, offices and other locations, without the need to contact a broker.

     . Individual investors are increasingly taking direct control over their personal financial affairs because they find it less expensive than relying on traditional financial intermediaries. Online brokerage firms provide investors with lower per-trade commissions due to the cost savings associated with delivering brokerage services over the Internet. Online brokerage firms are also able to provide investors with access to information at little or no charge because of the low cost of distributing information over the Internet.

     . Individual investors have become increasingly sophisticated and knowledgeable about investment strategies and alternatives. In response, online brokerage firms have developed a range of tools and services not typically offered by traditional brokerage firms that meet the needs of these investors, including access to real-time stock quotes and market-maker information, as well as the ability to manage their investment portfolios online.

     We believe that, as online brokerage firms continue to take advantage of the speed and other capabilities of the Internet, this rapid development of the online brokerage industry will continue. In a September 2000 report, Forrester Research, Inc., a leading information technology data research firm, estimates that:

     . the number of U.S. households trading online will grow from less than 7 million at the end of 2000 to over 21.3 million by the end of 2005; and

     . the value of assets held by customers in accounts with online brokerage firms will grow from approximately $1.8 trillion at the end of 2000 to nearly $11.9 trillion by the end of 2005.

     International markets also present significant opportunities for online brokers. While current web usage in Europe and Asia trails U.S. rates, Computer Industry Almanac, Inc. predicts that web penetration will grow faster outside North America in the next several years. In a January 2000 report, Forrester Research forecasted that European Internet brokerage accounts will rise to 14.0 million by the end of 2004.

   Our Opportunity

     We believe that these trends have contributed to a growing opportunity for all providers of online financial services. At the same time, as U.S. and international investors continue to seek and exercise greater control over their own financial decisions, they are becoming more demanding of these financial services providers. Investors are increasingly looking for:

     .    quick and secure transaction execution;

     . immediate access to current financial information and investment tools;

     .    convenience, simplicity and ease of access through multiple channels;

     .    certainty that trades will be completed reliably;

     .    the ability to trade worldwide; and

     .    low transaction fees.

   Our Services

     We have designed our online brokerage services from the ground up specifically to serve the needs of all types of self-directed investors, regardless of their investing style, trade frequency or level of sophistication. This contrasts with the approach of many of our competitors who have adapted existing "legacy" systems designed for traditional brokerage services. Our user-friendly web site enables customers to trade securities easily and quickly online and, with its advanced features, also provides customers with customized direct access to a wide variety of investment tools and real-time financial information. We provide customers 24-hour access to their accounts, financial market news and trading information through the Internet and over the telephone. Additionally, customers in certain markets can receive in-person support and service at our financial services centers. Our proprietary transaction and order routing system provides quick execution on most orders, timely on-screen trade confirmations and access to up-to-the-minute account information, enabling individuals to take greater control of their investment decisions and financial transactions through the following features:

     . Cost-Effective, Global Online Services. We have capitalized on the global reach of the Internet by enabling customers worldwide to trade in U.S. securities through our web site. By leveraging the low-cost infrastructure and efficiencies of the Internet, we are able to provide cost-effective online brokerage services to a broad range of customers around the world. We have established partnerships with foreign brokerage firms to offer our Unified Global Brokerage Accounts. These accounts currently enable customers of these firms to trade in U.S. securities markets through translated versions of our web site, using funds which customers deposit in local currencies and convert to U.S. dollars for immediate trading. Our foreign partners market our online services and provide local customer support in their customers' own languages. In December 1998, we established a mutually exclusive arrangement with ConSors Discount-Broker, a leading online discount brokerage firm in Europe. We currently provide our services to ConSors customers with accounts in Germany, and expect to begin serving ConSors customers with accounts in France in the second quarter of 2001 and ConSors customers with accounts in Spain, Italy and Switzerland in the second half of 2001. Our agreement with ConSors will also allow us to serve their customers in Austria and Luxembourg when they establish a presence in those markets. Investors in these European countries who trade U.S. securities through our ConSors relationship pay the same low transaction fees as investors who trade directly through us in the United States. In addition, a limited number of investors in approximately 90 other countries use our brokerage services by directly accessing our web site.

     . Real-Time Data. Our web site provides automatically updated market data, including stock quotes, market-maker information and financial news, in real time. Investors can track the rapid movement of stock prices, as well as relevant corporate and market news, on individually designed watch lists. Our web site also provides account information that is updated in real time, rather than periodically or overnight, to allow our customers to better track their positions. We notify customers as to the status of their orders, usually within seconds of their order entry, and update their account balances, usually within seconds of filling the orders. Our technology gives our customers real-time buying power information and enables them to make informed investment decisions in a more timely and convenient manner in constantly changing markets. Additionally, in the first quarter of 2001 we implemented real-time personalized news and event briefs and technical alerts to our customers. Through our partnership with Xigo, Inc., our customers can now personalize and receive investment intelligence. This enhancement to our suite of investing and cash management products is available to all our customers, free of charge.

     . Fast, Reliable and Efficient Trading System. We specifically designed our systems and operations to exploit the operational benefits of the Internet, rather than simply to link customers electronically to an existing traditional brokerage operation. We have automated the online investment process, significantly reducing the need for human intervention to review or execute trades for our customers. As a result, over 90% of our customer orders are currently entered, processed and confirmed electronically. This allows us to avoid the longer trade execution time, personnel requirements, possibilities for human error and costs associated with less automated order entry and processing systems. In addition, we designed our system with excess capacity to allow uninterrupted access and rapid trade entry during periods of heavy trading volume. Our system is fully redundant. If any component affecting the ability of our customers to enter orders fails, a back-up component will automatically take over in a manner that is transparent to our customers. Our internal recovery process would require approximately five minutes to completely remedy a database or network connection failure. Additionally, we are developing a second data center to enable us to (1) continue to serve our customers in the event of a catastrophic systems failure at one of our facilities, (2) increase our overall system capacity and (3) operate more efficiently by splitting the demands on our system between two facilities. We expect our second data center to become operational in the second quarter of 2001. Our system also allows for application programs to be quickly modified in response to changing customer requirements, for processing power to be quickly and easily added without service interruption, and for advanced and complementary financial services and products to be easily added. In addition, we offer highly secure services through our use of encryption and authentication technology, allowing investors to conduct transactions privately and with confidence that their funds and securities are protected.

     . User-Friendly Web Site. Our web site has user-friendly graphical interfaces that make online investing easy and fast, even for investors unaccustomed to conducting transactions over the Internet. Through our virtual "Trading Pit," our customers have quick and convenient access to a variety of investment tools, including portfolio tracking, market-maker information, historic and intra-day stock charting, market and company news and investment research, all on the same page. Investors can even customize user interfaces on our web site to select the market and securities watch lists, news, charts and market analyses that are most valuable to them based on their individual investment objectives. With these tools, investors can conveniently and quickly trade securities and access a wide variety of financial and account information with just a few clicks of their mouse and without changing screens on our web site. Our website includes answers to frequently asked questions about our products and services, a glossary of common financial terms, and an interactive investing tutorial that provides explanations of trading concepts, as well as step-by-step instructions and interactive demonstrations of these concepts. In addition, in the first quarter of 2001, we announced that we will offer to new customers the ability to open and fund any type of personal brokerage account entirely online. Using PureEdge Solutions' Assured Enrollment(TM)product with advanced digital signature technology, new customers will be able to open online cash, margin, option and IRA accounts quickly, easily and privately in a secure online environment.

     . Continuous Access and Support. We offer customers the ability to place orders with us 24 hours a day, seven days a week. We submit orders placed after market hours for execution at the next day's market opening. Customers can trade securities through the Internet or with licensed brokers over the telephone. We also have a growing network of financial services centers--state-of-the-art branches that provide a physical location where clients can open new accounts, enter trades and receive personalized, face-to-face customer service. In addition, we believe that offering quality customer service and support is critical to building and maintaining high levels of customer satisfaction, retention and loyalty. Our online help and interactive tutorial provides quick and efficient answers to customers' questions and, although we do not provide investment advice or recommend individual securities, we provide toll-free telephone access to service representatives 24 hours a day, seven days a week for customers requiring additional information about our site or about their accounts. Additionally, financial services center personnel provide educational seminars, access to information on financial markets, and interactive demonstrations of our products and services. We currently have branches in the financial districts of Beverly Hills, Boston, and Denver, and expect to open a branch in San Francisco in the second quarter of 2001.

     . Wireless Trading. We are developing a wireless trading product, mStreet Wireless Trading, to allow our customers to utilize their wireless devices to get real-time quotes, trade securities and options, and manage their account from virtually anywhere. mStreet Wireless will be compatible with most web-enabled phones, pagers, personal digital assistants and hand-held computers, and will provide an additional channel to distribute our products and services to our customers. We expect to make mStreet Wireless Trading available in the second quarter of 2001.

   Stock and Options Trading

     Stock and options trading constituted essentially all of our transaction volume during the year ended December 31, 2000. Customers can place orders directly to buy and sell Nasdaq and U.S. exchange-listed securities, as well as equity and index options, through our automated order processing system. We support a range of order types, including market orders, good-till-canceled or day orders, stop orders, limit orders and short sales. We electronically review the parameters of an order, together with the customer's buying power and positions held, prior to approving and executing an order. All exchange-listed market orders, subject to certain size limitations, are executed at the National Best Bid/Offer ("NBBO") or better as soon as possible after they are routed to the market-maker or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all U.S. stock exchanges and market-makers registered in a specific security. Eligible orders are exposed to the marketplace for possible price improvement, subject to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders, subject to certain size limitations, are executed at the Best Bid/Offer (Inside Market) or better as soon as possible after they are routed to the market-maker in a given security. The Best Bid/Offer (Inside Market) is equivalent to NBBO, but only relates to Nasdaq stocks. All transaction and portfolio records are electronically updated within seconds to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening. Account holders generally receive almost immediate electronic notification of order executions, which are later followed by printed trade confirmations and detailed monthly statements.

     We offer competitive commissions on trades of listed and Nasdaq securities, as well as equity and index options. Our commissions on equities are currently $14.95 per Internet trade and $24.95 per trade executed by telephone through a registered representative. On equity and index option trades, we charge $14.95 and $24.95 per trade, plus $1.75 per contract for Internet and broker-assisted trades, respectively. We currently offer commission-free trades on over-the-counter market orders of 1,000 or more shares for stocks priced at over $2.00 per share.

   Mutual Funds

     Our online Mutual Fund SuperSite enables our customers to analyze, compare and trade online over 6,000 load and no-load mutual funds in over 225 fund families. On our web site, customers can:

     . search the mutual funds we offer by name and criteria, such as fund category, fees, performance, risk and rankings;

     . view fund performance reports from Morningstar which provide comprehensive fund information, including returns, investment objectives, fees, holdings and analysis;

     . read the prospectuses for mutual funds in which they are interested and enter orders to purchase or sell an existing position; and

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

   Cash Management Services

     A key component of our services is the Web Street Global Asset Manager account, which provides customers with all the tools needed to organize their finances--investing, interest checking and bill payment--in one convenient account. The Global Asset Manager provides free unlimited check writing, online account access, a Gold MasterMoney(TM) debit/ATM card and consolidated account statements.

   Margin Accounts

     Our customers are able to maintain margin accounts with us. In an account authorized for margin trading, we can lend our customers a portion of the purchase price of certain securities up to the limit imposed by the Federal Reserve Board of Governors under Regulation T, which for most equity securities is 50%. We may, at our discretion, establish higher margin requirements for volatile stocks. Margin loans are collateralized by the securities in customers' accounts. Customers may also sell securities short (i.e., without owning them) in their margin accounts, subject to minimum equity and applicable margin requirements and the availability of the securities to be borrowed and delivered. We are exposed to risk of loss on loans to our customers secured by securities in their accounts should the customers' securities decline in value. In accordance with rules issued by the National Association of Securities Dealers (the "NASD"), we require our customers to deposit additional securities or cash into their accounts in the event of a decline in the market value of the securities in their margin accounts so that at all times those customers' equity in their accounts is at least 25% of the value of the securities in those accounts. Our internal requirement, however, is that our customers maintain equity in their margin accounts of no less than 35%. Similarly, we are exposed to risk of loss related to customers' short sales in their margin accounts should the securities sold increase in value prior to our customers acquiring them and delivering them to us.

     We proactively seek to control the risks associated with these activities. We approve new margin accounts only after reviewing the customer's credit history and other relevant financial data. We require customers to maintain margin collateral in compliance with the above-mentioned guidelines. Pursuant to these guidelines, we monitor required levels daily, and where necessary on an intra-daily basis, and require customers to deposit additional collateral or reduce securities positions when necessary. We believe we have established adequate credit assessment procedures. However, we may suffer losses if we fail to manage effectively our customer credit risks or do not adapt our risk management procedures to changes in our client base or the environment in which we operate.

   Market Data and Financial Information

     We continuously receive from content providers direct feeds of detailed stock quote data during trading hours and market information and news throughout the day. Customers can create their own personal lists of stocks and options for quick access to this current price information and other company information and news 24 hours a day. We provide our customers easy and free access from one screen to all the following information:

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

     . up to 10 customized watch lists of 10 securities each and real-time world financial news relating to these securities from Reuters News Service, PRNewswire and Business Wire;

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

     We continually seek to enhance the ways we can help investors develop and evaluate their investment choices. Through our arrangement with Reuters Reality Online, our customers can also view more detailed intra-day and historical trading charts and quickly search for securities that satisfy selected criteria. For example, a customer can find all stocks in a particular industry that have a specified price-to-earnings ratio. In addition to these basic services, we offer customers the ability to receive unlimited bid and ask quotes that are automatically updated in real time. Customers can receive this real-time feature, which enables them to trade while continually monitoring their various positions, for $14.95 per month. For an additional $24.95 per month, customers can receive these automatically updated real-time quotes and real-time Nasdaq Level II market-maker information, which consists of current lists of market-makers for each Nasdaq security, the bid and offer by market-maker, the size of the bid and offer and the time the market-maker was quoted. These automatically-updating real-time quotes are offered for free to our customers who achieve specified minimum monthly trade volume levels.

   Specialized Products for Active Traders

     During 2000 we released One Click Trading v. 8, the latest version of our proprietary software for active traders. One Click Trading provides a stand-alone platform that allows customers to trade directly from their customized watchlists with a single click of a mouse. With One Click Trading, our customers receive streaming real-time quotes, day trading buying power, time and sales, and multiple Nasdaq Level II quotes. Our latest release was upgraded for enhanced speed and reliability, and includes a number of improvements to the overall user experience.

     During the second quarter of 2001, we expect to release Web Street Direct(TM). Web Street Direct(TM) software will enable our clients to directly route their orders to the major electronic communications networks ("ECN's"), market makers or exchange floor of their choice. The advanced features of our direct access offering include streaming quotes, multiple Level II screens, time and sales, streaming news, sophisticated charting and alerts, and separate windows for managing trades and accounts. Web Street Direct(TM) will utilize a smart routing system, in which artificial intelligence is employed to search ECN's or market makers for the best price or the price desired. We currently intend to offer Web Street Direct(TM) with commissions as low as $5.95 per trade depending on trade volume.

   Portfolio Tracking and Records Management

     Our Customers can use our Trade History Download function to download a year's worth of trade activity into a spreadsheet, text file, or personal financial management file for use in popular personal financial management programs such as Quicken or Microsoft Money. Customers also have online access to a complete listing of all their account activity during the preceding 60 days, including transaction data on the date of purchase, cost basis, current price, current market value and margin balances. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes money market balances, buying power, net market portfolio value, dividends, commissions paid, trade dates, settlement dates, deposits and withdrawals. Brokerage history includes a detailed status of all orders placed by a customer, including whether any order is pending or open or has been executed or canceled. Our customers can obtain historical account, transaction and brokerage information that is more than 60 days old upon request. We are developing advanced portfolio management features to enable customers to maintain tax records, including total short-term or long-term capital gain or loss, keep track of stock splits and create shadow portfolios to include any number of securities or financial instruments a customer is interested in tracking, including assets held at another brokerage firm.

   Private Client Group

     Our private client group, Web Street Elite, offers premium service to our largest and most active accounts. Customers who have at least $250,000 in equity in their accounts or trade 15 times or more per month receive free unlimited streaming real-time quotes, Nasdaq Level-2 market-maker information and the ability to reach us on a dedicated toll-free telephone line between 9:00 a.m. and 5:00 p.m., Eastern Time.

   Web Street University

     Our customer education product, Web Street University, offers free online classes ranging from introductory tutorials aimed at educating newer investors, to more advanced courses for those seeking to maximize their online investing experience. Our classes are designed and taught by experts in the investment field and are available online anytime at www.webstreetuniversity.com, at no charge to both customers and non-customers.

   Other Financial Services

     Our services currently include lending and insurance offerings. We partner with Lending Tree(R) to offer our customers access to a network of lenders that provide mortgage, refinance, home equity, auto, personal, and small business loans. In addition, we partner with InsWeb, an online insurance provider, to enable our customers to compare free, no obligation quotes from some of the industry's leading insurance companies. Customers have the benefit of shopping 24 hours a day, seven days a week for free quotes on auto insurance, home owners insurance, home warranty insurance, renters insurance, life insurance and health insurance.

Domestic, International and Content Relationships

     We pursue relationships with domestic and international financial institutions and content providers to increase our access to online investors and expand the services and products we offer to our online customers.

   Domestic

     We intend to expand into new domestic markets through alliances with financial institutions, Internet content providers and other firms with substantial customer bases that are interested in utilizing Web Street's online financial services. We expect that these relationships will provide us with access to a broad customer population without incurring the costs associated with mass advertising as a means of growing our existing customer base. We believe we can provide potential partners with a turnkey online brokerage solution that includes our proprietary technology platform, trade clearance and execution, 24/7 call center functionality, technical support, cash management and investor education. We believe that through strategic partnerships with us, these institutions will be able to gain access to sophisticated online financial products that can be offered to their customers under their own brand identity and, at the same time, avoid the substantial start-up costs and long lead times required to develop these products in-house. We offer our partners both a branded "Web Street" solution as well as a private-labeled product "powered by" us.

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

     In December 1998, we entered into a mutually exclusive three-year agreement with ConSors Discount-Broker, a leading European online discount brokerage firm, under which ConSors is required to direct to us all its customers in Germany, Italy, Switzerland, Austria and Luxembourg who want to trade stocks or options in U.S. markets. In January 2000, we amended and restated this agreement (1) to require ConSors to also direct to us all of its customers in France and Spain who want to trade stocks and options in U.S. markets, (2) to extend the agreement to January 2003 and (3) to make us responsible for all margin losses for trades executed by ConSors customers directed to us. We currently provide our services to ConSors customers in Germany, and expect to begin serving ConSors customers in France in the second quarter of 2001 and ConSors customers with accounts in Spain, Italy and Switzerland in the second half of 2001. Our agreement with ConSors will also allow us to serve ConSors' customers in Austria and Luxembourg when ConSors establishes a presence in those markets. ConSors customers who trade in U.S. securities markets through us pay the same low transaction fees as investors who trade directly through us in the United States. ConSors markets our online services to, and provides customer service for, its international customers at its own expense. We pay ConSors a portion of the gross profits earned by us on trades executed by these customers, which consist of transaction revenues and interest income less trade clearing and execution expenses. In January 1999, we entered into a similar agreement with Landsbref, Ltd., the securities house of The Bank of Iceland, under which Landsbref is required to direct to us, and we currently provide our services to, all its customers in Iceland who want to trade stocks or options in U.S. markets. Our agreement with Landsbref has a one-year term that automatically renews in January of each year. We or Landsbref may terminate the agreement with one year's prior notice to the other party. We have created co-branded web sites with ConSors and Landsbref, which include information translated into German and Icelandic, respectively.

     In October 1999, we entered into an agreement for a mutually exclusive five-year alliance with Sun Hung Kai Online Limited. Sun Hung Kai is a wholly-owned subsidiary of Sun Hung Kai Securities Ltd., a leading brokerage firm in Hong Kong. Under the agreement, we are the only U.S. online broker made available and promoted by Sun Hung Kai to its customers who want to trade stocks or equity-based options in U.S. markets. In March 2000 we launched a co-branded, English-language web site with Sun Hung Kai which we also intend to translate into Chinese. After the initial five-year term of our agreement with Sun Hung Kai, the agreement automatically renews for one year in October of each year, unless we or Sun Hung Kai terminate the agreement with 90 days' prior notice. The other terms of our agreement with Sun Hung Kai are substantially similar to the terms of our agreement with ConSors. In connection with this alliance, we issued Sun Hung Kai warrants to purchase 200,000 shares of our common stock which were exercisable immediately, and warrants to purchase additional shares upon satisfaction of performance milestones. See Note 10 to the Consolidated Financial Statements.

     In August 1999, we entered into an agreement for a mutually exclusive three-year alliance with CB Corredores de Bolsa, S.A. to provide our online brokerage services to its customers in Chile. CB Corredores is a wholly-owned subsidiary of C.B. Capitales, a leading online brokerage firm in Chile. We are developing a co-branded web site with CB Corredores, which includes information translated into Spanish. After the initial three-year term of our agreement with CB Corredores, the agreement automatically renews for one year in August of each year, unless we or CB Corredores terminate the agreement with 90 days' prior notice. The other terms of our agreement with CB Corredores are also substantially similar to the terms of our agreement with ConSors.

     We are exploring alliances and joint venture opportunities in a number of other international markets, including the United Kingdom, Japan, Korea, Canada, Israel, Scandinavia and South America.

     We believe our growth will depend, in part, on the success of our international strategy. We rely on financial institutions in international markets to help us build our international operations. We depend upon each of our international partners to provide marketing expertise and a base of existing customers. If we are unable to maintain these relationships or develop additional relationships in other countries, our ability to penetrate, and compete successfully in, foreign markets would be materially adversely affected. Further, our current agreements provide that our international partners have the exclusive right to represent us in their territories. If any of our international partners fails to adequately market and support our services in a particular territory, we may have no way of growing our business in that territory. To implement fully our international strategy, we will need to expand our current relationships and establish new relationships with international partners. Our current partners may not agree to expand our relationships and we may be unable to establish new relationships with other firms. Additionally, there are risks inherent in doing business in international markets, particularly in the heavily regulated brokerage industry, including:


     . less-developed technological infrastructures, resulting in lower customer acceptance of, or access to, electronic channels;

     . less-developed automation in exchanges, depositories and clearing houses and systems;

     .    fluctuations in currency exchange rates;

     .    difficulties in staffing and managing foreign  operations;

     .    regulatory restrictions, tariffs and other trade barriers;

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

   Content

     We rely on leading content providers to provide us with all of the financial information, market news, investor alerts, charts, stock quotes, research reports and other fundamental data we offer to our customers. These content providers include S&P Comstock, Reuters News Service, PRNewswire, Business Wire, Morningstar, Xigo, NewRiver Investor Communications, BASELINE and IPO.com through Reuters Reality Online. We regularly add content to our web site to satisfy the investing needs of our broad range of customers.

Technology and Systems

     We completed the first version of our fully-automated proprietary transaction and order routing system in July 1997. This system leverages the speed and utility of the Internet to satisfy the demanding requirements of real-time online trading activities. While some of our online competitors require personnel to review each order to confirm that the order is accurate and may be executed by the customer, our systems eliminate the need for this time-consuming human intervention in the vast majority of cases. Our fully-automated systems quickly determine whether customers' orders can be placed, including ascertaining whether the order is correctly submitted, whether the customer has enough funds in his or her account, and whether the relevant market is open. This automation:

     .    substantially reduces trade processing time;

     . makes it more likely that investors' trades will be completed at desired prices (because securities prices are often extremely volatile, delays in processing can cause customer market orders to be completed at prices significantly different from those available at the time the orders were originally entered by investors);

     . enables customers to know in real time when their transactions have been completed and how their accounts have been affected;

     .    reduces human error; and

     .    lowers personnel costs to us.

     The primary components of our proprietary transaction and order-routing system include a graphical user interface, a server that connects a customer to the processor and an automated transaction processor. By using object-oriented analysis and design, we are able to bring new services to market quickly and serve an expanding customer base. Our in-house developers, technology specialists and technical consultants continually work to develop advanced services that are user-friendly, reliable and versatile. We have also invested significantly in customer service software and state-of-the-art telecom systems from third parties.

     Our Deerfield, Illinois data center, which we recently expanded to facilitate our continued growth, supports network systems, trading, customer service and transaction redundancy. Our back-end system is implemented using 64-bit multi-processor computers. Each component of the system, including the databases, security systems, order processors, market data sources, web servers, firewalls and Internet connections, is redundant to provide full fault tolerance. We believe that a failure of any component of the system should be transparent to the customer and should not interrupt our operations. However, approximately five minutes will be required to completely remedy a database failure. Our systems have access to electricity from two separate power-generating stations. If either one fails, we expect our system to continue operating without interruption. Additionally, power to our Deerfield data center is backed-up by batteries and a diesel-powered generator. To confirm the integrity of our systems, we test back-up circuits daily, and each weekend we restart the systems and again test back-up circuits.

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

     We currently subcontract with a division of Automatic Data Processing to process data and maintain electronic files regarding our customers' transactions.

     Our system is designed to handle our anticipated volume of customers, customer accounts and trade order flow. We continually evaluate our system capacity and can easily and quickly add processing power. In anticipation of significant growth, we try to provide system capacity that it is at least three months ahead of what we perceive as our current needs. We also believe that we can scale to five times our current capacity within a month. We measure our system capacity in terms of the number of web server hits that we can process in a given unit of time. To date, the number of hits our system has been required to process in any 10-minute period has never exceeded 33% of our capacity. However, heavy trading volumes could cause significant backlogs and delays in order execution or could cause our systems to fail. We may not be able to expand and upgrade our technology, transaction processing systems and network hardware and software to accommodate increased trading by our customers in the future on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

     .    a hardware or software error, failure or crash;

     .    a power or telecommunications failure;

     .    human error; or

     .    a fire, flood or other natural disaster.

     Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches. Any delays in processing trades could be of particular concern for customers when there is significant stock price volatility. Such delays could damage our reputation, result in the filing of formal complaints with, and the initiation of inquiries or proceedings by, industry regulatory organizations, cause customers to incur substantial losses and ultimately cause customers to close their accounts. We could be subject to claims or litigation with respect to customer losses.

     We depend on content providers to provide us with data feeds on a timely basis. Our web site could experience interruptions in service due to a failure or delay in the transmission or receipt of this information. These interruptions could prevent our customers from accessing updated market information that they need to make quick investment decisions. In addition, our customers depend on Internet service providers, online service providers and other web site operators for access to our web site. Some of them have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future. These types of events could cause customers to perceive our web site as not functioning properly and therefore cause them to use traditional brokerage firms or other online brokerage firms to trade securities.

Marketing

     We seek to attract new customers and increase recognition of our brand through advertising, marketing, business-to-business partnering, public relations and the establishment of our brick-and-mortar financial services centers. Our marketing strategy is based on a marketing model that employs a mix of communications media.

   Direct Response Advertising; Web Site Marketing

     Our direct consumer advertising focuses on building awareness of, and distinguishing, our web site and product and service offerings by marketing our online services as a better and less expensive way to invest in securities, access financial and market data and manage investment portfolios. We have placed print advertisements in a broad range of business, technology and financial publications, including Investor's Business Daily, USA Today and The Wall Street Journal. We have advertised in newspapers in major U.S. metropolitan areas, including The Boston Globe, The Denver Post, The Los Angeles Times and The San Francisco Chronicle. We have also advertised on financial cable networks, including CNBC and CNNfn, local television networks and local radio networks in major U.S. metropolitan areas.

     Our advertising directs interested prospects to our web site for additional information. Through our web site, prospective customers can get detailed information about our services, use an interactive demonstration system, request additional information and complete an account application. We closely monitor the efficacy of our various direct-response marketing efforts.

   Financial Services Centers

     We have opened financial services centers in Beverly Hills, California, Boston, Massachusetts and Denver Colorado, and we expect to open one in San Francisco, California in the second quarter of 2001. We intend to open additional financial services centers in other select locations in the United States and internationally to increase our brand awareness. At our financial services centers, customers can participate in both group and personalized demonstrations of our online services, open online trading accounts, personally interact with our representatives, trade securities through licensed brokers, drop off deposits and attend investment training seminars. We staff our center with professionals knowledgeable about financial services and the Internet.

   Trade Shows

     We have participated as an exhibitor in various industry trade shows, including those sponsored by American Banker and the Bank Administration Institute, to promote our partnership strategy and identify potential partners. Additionally, we have participated in several consumer trade shows as a means to enhance our brand recognition, distribute our products and services, and acquire new accounts.

   Public Relations Program

     We pursue public relations opportunities to build brand awareness, including appearances on CNN, FoxNews, CBS Weekend News and Bloomberg, in addition to profiles in Barron's, Business Week, Crain's Chicago Business Journal, Forbes ASAP, Smart Money, Fortune, Money, Time, USA Today and The Wall Street Journal. We also actively seek speaking opportunities at industry conferences and events.

   Customer Service

     We believe that providing effective customer service to handle customer needs and requests is critical to our success. At December 31, 2000, we employed 55 licensed brokers and 61 other customer service, margin department and technical support personnel to handle customer inquiries. Our customers can reach these customer service personnel by e-mail or through a toll-free telephone number, 24 hours a day, seven days a week. Our customer service personnel have immediate access to customer account and systems related-information necessary to quickly respond to customer inquiries. Our licensed brokers and customer service representatives do not give investment advice or solicit transactions. Our customer service representatives help customers access our web site and handle service and account inquiries. Our licensed brokers address general brokerage and investment questions. Our technical personnel respond to questions regarding our automated processing of trades and use of the Internet to invest online. In addition, our web site contains an online help desk that provides basic information on how to use our services, answers to frequently asked questions about our web site and services, and a glossary of frequently used financial terms. We believe our ongoing investment in technology is also a key element in helping us provide responsive and consistent customer service. For example, we utilize leading-edge customer service software and telephone systems to serve our customers better. In December 1999, we moved our brokerage operations to downtown Chicago, Illinois. This facility includes an expanded call center that houses additional customer service representatives, technical support personnel, and our licensed brokers.

     Our customer service personnel receive training in brokerage operations, our policies and procedures and basic telephone and clerical skills to ensure quality and accuracy. We strive to respond quickly to telephone and e-mail inquiries, rapidly resolve customer inquiries and maintain overall customer satisfaction with our services. We record all telephone calls to customer service personnel for training and supervision purposes and to assist in the resolution of any customer disputes.

Operations

   Order Processing

     We receive orders principally through the Internet but also by telephone. All market orders for exchange-listed securities other than those with special qualifiers, subject to certain size limitations based on the standard transaction size in the primary market, are executed at the National Best Bid/Offer ("NBBO") or better at the time of receipt by the relevant market-maker or exchange. Eligible orders are exposed to the marketplace for possible price improvement, subject to the NBBO. Limit orders are executed based on an indicated price and time priority. All market orders for Nasdaq securities, subject to certain size limitations based on the trading characteristics of the particular security, are executed at the Best Bid/Offer (Inside Market) or better at the time of receipt by the relevant market-maker. Eligible orders are subject to possible price improvement in the marketplace. We continuously monitor the market centers to which we route our customers' trades pursuant to our "best execution" obligations under Securities and Exchange Commission ("SEC") and NASD rules.

   Clearing

     We converted to a self-clearing broker-dealer on July 3, 2000. Since then we have been performing clearance and execution services for all equity securities and mutual fund transactions in our customers' accounts. We have established a correspondent relationship with ABNoAMRO, Incorporated to provide clearing services for options trading in our customers' accounts on an omnibus basis.

     Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing clearing operations allows us to retain customer free credit balances and securities for use in margin lending activities, subject to rules issued by the SEC and NASD. As a self-clearing broker-dealer we are subject to substantially more regulatory control and examination, and to substantially greater net capital requirements, than we were prior to our conversion. Errors in performing clearing functions or reporting could lead to sanctions imposed by the SEC or the NASD. Self-clearing involves substantial risk of loss due to the numerous administrative responsibilities relating to the handling of customers' funds and securities. Clearing processing errors also may lead to claims brought by parties who are (or believe they have been) financially harmed by such errors. We have direct responsibility for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions, which requires us to record on our balance sheet the customer receivables and customer payables that are a result of customer margin loans and customer free credit balances, respectively, carried by us.

     Since implementation of self-clearing operations, we typically have held our customers' securities in nominee name on deposit at one or more of the recognized securities industry depository trust companies to facilitate ready transferability. We collect dividends and interest on securities held in nominee name and make the appropriate credits to our customers' accounts. We also facilitate the exercise of subscription rights on securities held for our customers and arrange for the transmittal of proxy and tender offer materials and issuer reports to our customers. We believe that, since becoming a self-clearing firm, we have:

     .    experienced lower costs of order execution and trade processing;

     . received increased interest income from customer margin and credit balances;

     . been able to offer our customers extended-hours trading, lower margin rates and increased international trading opportunities; and

     .    exercised greater control over the order execution process.

     We rely on periodic securities counts and other control procedures as deterrents to theft of securities, and, as required by the NASD and certain other regulatory authorities, we carry fidelity bonds covering loss or theft. We have no control over ABNoAMRO's handling of option order execution and are dependent upon them for proper handling of funds and securities of our customers.

Competition

     The market for online brokerage services over the Internet has evolved rapidly and is intensely competitive. We expect this competition to further intensify in the future. In the United States, we encounter direct competition from other independent online brokerage firms, as well as traditional discount brokerage firms providing online and/or telephone services. These competitors include A.B. Watley Group, Ameritrade, Charles Schwab, CSFB Direct, E*Trade, JB Oxford, National Discount Brokers, Fidelity Investments and TD Waterhouse. We also encounter competition from established full-commission brokerage firms, including Morgan Stanley Dean Witter, Merrill Lynch and Prudential Securities, mutual fund sponsors and other financial organizations, some of which are actively expanding their online capabilities. We may also face increased competition from various companies seeking to attract consumer financial assets, including commercial banks and other financial institutions, insurance companies and providers of online financial and information services, as these companies expand their product lines.

     We are also confronting increasing competition in international markets, both from international competitors and United States-based brokerage firms that have established or acquired international operations or entered into partnerships with international brokerage firms. For example, several of the largest domestic online brokerage firms are aggressively expanding into international markets.

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

     Our industry is characterized by rapid changes in technology and customer demands. As a result, our current services could quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new services and enhance our current services on a timely and cost-effective basis. Further, our services must remain competitive with those of other companies with substantially greater resources.

Intellectual Property and Other Proprietary Rights

     Our success and ability to compete depend to a significant degree on our proprietary software and other technology reflected in our web site. We have chosen not to seek patents for this technology nor have we obtained a registered copyright for the source code of out proprietary software. We rely primarily on copyright and trade secret law to protect our technology and trademark law to protect our goodwill. The source code for our proprietary software is protected as a trade secret. We enter into confidentiality and assignment agreements with our employees, consultants and vendors and generally control access to, and distribution of, our software and other proprietary information. We have registered our name, logo and various advertising slogans as service marks in the United States and in certain countries overseas. We consider our service marks, particularly our family of "Web Street" marks and related design marks, important to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We monitor commercial uses of names and trademarks similar or identical to our proprietary names and trademarks. To date, we have aggressively and successfully protected our marks against infringement. For example, in 1999, we negotiated the terms of a voluntary injunction against a company using the mark "WebStNews.com" in connection with a financial information web site.

Regulation and Supervision

   Securities Industry

     United States

     The securities industry is subject to extensive federal and state regulation and the regulations of various self-regulatory organizations. We are registered as a broker-dealer with the SEC and each of the 50 United States and the District of Columbia, and we are a member of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as our primary regulator. These self-regulatory organizations adopt rules, subject to approval by the SEC, that govern the industry, and they conduct periodic examinations of our operations. We are also subject to regulation by state securities administrators in those states in which we conduct business. In addition, we are authorized by the Municipal Securities Rulemaking Board (the "MSRB") to conduct transactions in municipal securities on behalf of our customers and, as a result, we are subject to MSRB regulation with respect to those transactions.

     We are subject to complex regulations covering all aspects of the securities business, including sales methods, advertising and communications with the public, trade reporting, use and safekeeping of customers' funds and securities, margin lending, execution and settlement of securities transactions, minimum capital requirements, capital structure, record-keeping and disclosure, and the conduct of directors, officers and employees. The SEC, the NASD or other self-regulatory organizations, such as securities exchanges, and state securities commissions, are authorized to conduct administrative proceedings, which can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees, or the imposition of limitations on our business activities if wrongdoing is found.

     We are a member of the Securities Investor Protection Corporation ("SIPC"), which provides, in the event of our liquidation, up to $500,000 of protection for each of our customers' accounts, subject to a limitation of $100,000 for claims for cash balances. In addition, we have obtained protection, in excess of SIPC coverage, of $99,500,000 per account through Lloyds of London.

     The NASD regulates all our marketing activities, including advertising. The NASD also requires that all of our marketing materials be reviewed and approved by a registered principal prior to release, use or publication. Except for Web Street Securities' participation as an underwriter in the initial public offering of our common stock in November 1999, we do not solicit orders from our customers. We also do not make investment recommendations. If in the future we solicit customer orders or make investment recommendations, including as an underwriter in public offerings, we will be subject to additional rules and regulations, including a broader and more stringent application of regulations governing recommendations to customers and sales practices, as well as the suitability of customers' trading activity. We do not currently have any arrangement, in place or planned, to act as an underwriter in a public offering.

     We are included from time to time in various administrative proceedings and claims incident to the normal conduct of our business, including customer complaints that are reported to federal and state securities regulators, the NASD and securities exchanges and other self-regulatory organizations.

     As part of their regular reviews of brokerage firms, the SEC and the NASD have audited our business operations. In the course of these reviews, the SEC and NASD have required us to modify certain procedures to meet regulatory requirements.

     International

     We are expanding our U.S. securities trading business to other countries and intend to broaden our customers' abilities to trade securities in major global financial markets through the Internet. As we expand our services globally, we must comply with the regulatory requirements of each specific country in which we conduct business, including the countries where we have international alliances. Because the online brokerage industry is relatively new, the international regulatory environment is evolving and, in some cases, unclear. These laws, rules and regulations may concern many aspects of our business, including:

     .    trade practices;

     .    promotional activity;

     .    minimum capital;

     .    capital structure;

     .    record-keeping;

     .    broker-dealer and employee registration requirements; and

     .    the conduct of directors, officers and employees.

     Compliance with the requirements of other regulatory jurisdictions could impede our planned international expansion. We have not investigated and confirmed that our activities comply with the local laws and regulations of many of the countries whose residents buy and sell securities on our web site and, therefore, the risks associated with our activities in those countries are unclear. The growth of conducting international business over the Internet has raised various legal issues regarding, among other things, the circumstances in which other countries' governmental agencies and authorities have or may have the right to regulate Internet services that are available to their citizens from service providers located elsewhere. If we fail to comply with foreign laws or regulatory requirements, we may be subject to civil and criminal liabilities. Civil liability in some countries may include requiring us to compensate our customers for any trading losses. We could also be subject to increased administrative and legal burdens, regulatory requirements and expenses when we expand our Unified Global Brokerage Accounts to allow trading by customers in international markets outside their home jurisdictions. Regulations may limit our ability to allow trading by U.S. customers in international markets.

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

     . a broker-dealer is prohibited from making dividend payments, redeeming stock, repaying subordinated indebtedness or making any unsecured advance or loan to a stockholder, employee or affiliate, if its aggregate debit items rise beyond 5% of its net capital or its ratio of aggregate indebtedness to net capital exceeds 10 to 1; and

     . the SEC may restrict a broker-dealer, for up to 20 business days, from making any withdrawal of equity capital or any unsecured loans or advances to stockholders, employees or affiliates if (1) the capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and (2) the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

     If a broker-dealer fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and limitations on its business activities. The broker-dealer could ultimately be required to liquidate its business.

     Net capital is essentially defined as net worth, plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are deemed not readily convertible into cash, and from valuing conservatively certain other assets. Among these deductions are adjustments that reflect the possibility of a decline in the market value of an asset prior to its disposition.

     As of December 31, 2000, we were required to maintain minimum net capital of $1,225,014 and had total net capital of $5,139,960, or approximately $3,914,946 in excess of the minimum amount required. As a self-clearing firm, we have to pay for a portion of the securities purchased by our customers, to the extent those purchases are made on margin. Web Street Securities participated as an underwriter in the initial public offering of our common stock in November 1999. If we engage in additional underwriting activities, our minimum regulatory net capital requirements may increase significantly. We do not currently have any arrangement to act as an underwriter in a public offering.

   Online Commerce

     Due to the increasing popularity of the Internet, laws and regulations have been enacted relating to the Internet generally, covering issues such as user privacy, pricing, content, consumer protection and quality of products and services. The Telecommunications Act of 1996 prohibits the transmission over the Internet of certain types of information and content. Although certain of these prohibitions have been held unconstitutional, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of the Internet and online commerce. In addition, several states have proposed legislation that would limit the uses of personal information gathered over the Internet. The European Union has enacted its own privacy regulations, which place certain limits on the collection and use of personal information gathered over the Internet that are more stringent than current Internet privacy standards in the United States. If these regulations were applied to us, we could be prevented from collecting data from users in European Union member countries and we could be subject to liability for use of information in contravention of the regulations. Other countries have adopted or may adopt similar legislation.

     On November 12,1999, the Financial Services Modernization Act (the "Modernization Act") became law. Effective July 2001, pursuant to the Modernization Act, the SEC adopted Regulation S-P which puts into effect certain rules governing privacy of personal financial information. Regulation S-P requires financial firms such as Web Street to disclose to customers their privacy policies, and requires that customers be given an opportunity to "opt-out" of disclosure of personal information with non-affiliated third parties in specified circumstances.

     On June 30, 2000, the Electronic Signatures in Global and National Commerce Act (the "E-Signature Act") became law. The key provisions of the E-Signature Act give legal validity to electronic signatures in lieu of written signatures. We believe we will benefit from this (and similar state) legislation by giving new and prospective customers the ability to submit account applications on-line. We believe online (or "paperless") account opening will enhance administrative efficiency and reduce associated costs.

     Ensuring compliance with these new statutes and associated regulations will result in additional administrative costs to the Company and the risk of governmental or customer legal action if we do not properly comply with all such rules and regulations.

     We anticipate that we may be required to comply with additional record-keeping, data processing and other regulatory requirements as a result of proposed federal legislation or other legislative developments, and we may be subject to additional regulation as online commerce evolves. Federal or state authorities could enact laws, rules or regulations affecting our business or operations. We also may be subject to federal, state, local and foreign money transmitter laws and state, local and foreign sales and use tax laws.

Employees

     At December 31, 2000, we had 190 full-time and 3 part-time employees. Of these employees, 55 were licensed brokers providing trade execution and customer support, 37 were engaged in technology and development, 61 were engaged in customer service, margin department, technical support and other brokerage operations and 40 were engaged in general management, business development, finance and administration. To continue our growth, we will need to recruit additional high-level management personnel, including persons with marketing, financial and information technology experience. In addition, we must hire, train and retain a significant number of other skilled personnel, including persons with experience in the Internet, computer and brokerage industries. Because of the recent substantial growth in these industries, we have encountered intense competition for these personnel. To grow our internal clearing operations, we must hire personnel to implement and manage those operations. Our success also depends on our ability to attract and retain additional qualified senior and middle managers and customer service representatives. We plan to continue paying bonuses and awarding stock options to our management and non-management employees based upon our success and their individual job performance. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Item 2. Our Properties

     Our corporate headquarters and data center are located in Deerfield, Illinois. We also lease office space in various cities throughout the United States and own the facility that houses our second data center. The following table sets forth certain information with respect to our facilities:


                          Amount of Property Owned and
Location                    Occupied or Leased by Us         Principal Usage
--------------------------------------------------------------------------------

Deerfield, Illinois                  17,300 sq. ft.+    Principal executive
                                                        offices and data center.

Chicago, Illinois                    33,000 +           Principal brokerage and
                                                         clearing offices

                                      6,000 +           Software development
Northbrook, Illinois                                    office


Arizona                              30,000 *           Data center (under
                                                        construction)

9454 Wilshire Boulevard               2,600 +           Financial Services
Beverly Hills, California                               Center


60 State Street                       2,970 +           Financial Services
Boston, Massachusetts                                   Center


1675 Broadway                         4,300 +           Financial Services
Denver, Colorado                                        Center


532 Market Street                     6,700 +           Financial Services
San Francisco, California                               Center

* Represents property we own.
+ Represents property we lease.

Item 3.  Legal Proceedings

     We are not a party to, and none of our property is the subject of, any material legal proceedings other than routine litigation incidental to our business.

Item 4.  Submission of Matters to a Vote of Our Security Holders

     None.

                                    PART II


Item 5.  Market for Our Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Our common stock is traded on the Nasdaq National Market under the symbol WEBS. Our common stock began trading on Nasdaq on November 17, 1999 in connection with the initial public offering of our common stock. The table below presents the high and low closing price for our stock, as reported on the Nasdaq National Market, for each of the calendar quarters in the period from November 17, 1999 through December 31, 2000:

                            2000                              1999
Quarter              High           Low               High            Low
--------------------------------------------------------------------------------

Fourth             $  2.000       $0.719            $17.375        $12.375
Third                 3.188        2.094
Second                8.500        2.344
First                12.750        5.844

     On March 27, 2001, the closing sale price of our common stock as reported by the Nasdaq National Market was $0.75 per share, and there were approximately 338 holders of record of our common stock.

Dividends

     We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. We intend instead to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be made at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors which our board of directors deems relevant.

Use of Initial Public Offering Proceeds

     On November 16, 1999, our registration statements on Form S-1 (File No. 333-85849 and File No. 333-91087) relating to the initial public offering of our common stock was declared effective by the SEC. We completed the offering in November and December of 1999 and received net proceeds of $41.0 million. To date, we have used approximately $11.7 million to market our online brokerage services and other financial services and products, approximately $6.8 million for the acquisition, construction or development of property, equipment and software, and approximately $6.7 million for working capital and general corporate purposes, which includes our self-clearing conversion and start-up costs, and other net cash used in operating activities. We have invested the remaining net proceeds, pending their use, in short-term, investment grade interest-bearing obligations.

Item 6.  Selected Financial Data

     In this section, we present our selected consolidated financial and other data. You should read the following data along with the financial statements and the related notes included in this annual report and previous filings, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We derived the statement of operations data for the years ended December 31, 2000, 1999, 1998 and 1997 and the period from September 3, 1996, our inception, to December 31, 1996, and the balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996, from our audited consolidated financial statements (dollars in thousands, expect per share data and total customer assets).

                                                                                                     Period from
                                                                                                     September 3,
                                                                                                      1996 (our
                                                                                                    inception) to
                                                            Year ended December 31,                  December 31,
                                                    2000          1999        1998        1997           1996
                                               ---------------------------------------------------------------------
Revenues:
   Transaction revenue.......................    $  27,294      $ 23,472   $   7,350    $    291     $       -
   Interest income...........................        5,853           881         163           -             -
   Other revenue.............................          769         1,123         378          38             -
                                               ---------------------------------------------------------------------
                                                    33,916        25,476       7,891         329             -
   Interest expense..........................       (1,647)           (4)          -           -             -
                                               ---------------------------------------------------------------------
Net revenues.................................       32,269        25,472       7,891         329             -
Cost of services:
   Clearance and execution...................       14,948        10,564       2,795         144             -
   Employee compensation and benefits........        4,736         2,726       1,375         227             -
   Communication and data processing.........        3,090         1,728         946         127             -
                                               ---------------------------------------------------------------------
Total cost of services.......................       22,774        15,018       5,116         498             -
Operating expenses:
   Marketing and advertising.................       10,204         8,458       8,152       1,389             -
   Technology development....................        4,181         2,005       1,559         430             -
   General and administrative................       14,300         6,754       4,882       1,279           116
                                               ---------------------------------------------------------------------
Total operating expenses.....................       28,685        17,217      14,593       3,098           116
                                               ---------------------------------------------------------------------
Loss from operations.........................      (19,190)       (6,763)    (11,818)     (3,267)         (116)
Gain from settlement of litigation...........          925             -           -           -             -
                                               ---------------------------------------------------------------------
Net loss.....................................    $ (18,265)     $ (6,763)  $ (11,818)   $ (3,267)    $    (116)
                                               =====================================================================
Basic and diluted net loss per common
   share.....................................    $   (0.71)     $  (0.32)  $   (0.71)   $  (0.25)    $   (0.01)
                                               =====================================================================
Shares used in computation of basic
   and diluted net loss per common
   share (thousands of shares)...............       25,755        21,203      16,741      12,872        12,309
                                               =====================================================================
Other Data:
Total trade executions (thousands)...........      1,502.9       1,016.7       291.5        11.5           n/a
Average daily trade executions...............        5,964         4,034       1,200         100           n/a
Total customer accounts (thousands)
   /(1)(2)/..................................        131.4          87.5        42.2         1.1           n/a
Total customer assets (millions)/(1)/........    $   576.7      $  795.1   $   231.6    $   16.1           n/a
Total employees/(1)/.........................          193           119          65          14             6

(1)  As of the end of each period presented.
(2) Represents open accounts, regardless of whether there have ever been any funds or securities in the account.

                                                                          December 31,
                                                  2000          1999          1998           1997          1996
                                                -------------------------------------------------------------------
Balance Sheet Data
Cash and cash equivalents............           $  25,502    $ 39,189     $   1,580       $  1,272       $       3
Total assets.........................             100,961      47,791         4,496          1,514               3
Total liabilities....................              75,618       4,828         3,345            412               -
Redeemable common stock..............                   -           -           624            278               -
Total stockholders' equity...........              25,344      42,963           527            824               3

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion along with our financial statements and the related notes included in this annual report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

Overview

     We provide online securities brokerage services to individual investors, primarily in the United States and Europe. Through our web site, located at www.webstreet.com, our customers can quickly execute equity, option and mutual fund trades at a low cost, and conveniently access real-time trading information, financial market data and account information.

     We have a limited operating history upon which you can evaluate our prospects and our limited operating history makes predicting our future operating results difficult. We were founded in September 1996 but did not begin generating revenue until the third quarter of 1997, our first quarter online. In January 1998, we completed our initial system-testing phase and launched our initial marketing campaign. On July 3, 2000, we completed our conversion to become a self-clearing broker-dealer. We have incurred an operating and net loss and negative cash flows from operations in each year since our founding, and may continue to incur losses and negative cash flow from operations. Our ability to achieve profitability and positive cash flow in the future will depend upon, among other things, our ability to expand our customer base and brand awareness, increase our global market presence, establish and maintain relationships with strategic partners, and enhance and maintain our proprietary technology.

     We earn brokerage commissions for acting as agent in securities transactions, including trading in Nasdaq and U.S. exchange-listed equities and equity and index options. Brokerage commissions represented 58%, 53% and 52% of our total net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Since we initiated services, we have maintained commissions charged on equity transactions at $14.95 per Internet trade and $24.95 per trade executed by telephone through a registered representative. On equity and index option trades, we also charge $14.95 and $24.95 per trade, plus $1.75 per contract for Internet and broker-assisted trades, respectively. We currently offer commission-free trades on over-the-counter market orders of 1,000 or more shares priced at more than $2.00 per share. We do not currently charge our customers commissions on the purchase, sale or exchange of mutual funds in transactions of $500 or more on our Mutual Fund SuperSite.

     Prior to July 3, 2000 we used other broker-dealers to clear our customers' transactions. Through April 30, 2000 we derived a significant portion of our revenues from our former clearing broker in the form of payments related to, but not dependent on, the payments our former clearing broker received on our order flow. Through April 30, 2000, the expiration of our initial clearing agreement with our former clearing broker, we received contractual payments of $0.025 per share for over-the-counter trades priced at more than $2.00 per share; we received these payments regardless of the order flow rebates our former clearing broker actually received. From May 1, 2000 through July 2, 2000, we operated under an interim agreement with our former clearing broker and since May 1, 2000 we have received payments for order flow, either through our former clearing broker or as a self-clearing firm, at current market rates, which are lower than the rate we were paid by our former clearing broker under our initial clearing agreement. Order flow-related payments represented 27%, 39% and 41% of our total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Payments for order flow may further decrease because of (1) the SEC's issuance of order handling regulations which could reduce market-makers' spreads and correspondingly their profits, (2) the emergence of electronic communication networks, which enable securities trading without the use of market-makers and
(3) the quotation of stock prices in decimals, which could further reduce spreads and profits. Further, the SEC, the NASD or other regulatory agencies, courts or other governmental units may prohibit payments for order flow entirely.

     Since July 3, 2000, we have been performing clearance and execution services for all equity securities and mutual fund transactions in our customers' accounts. We have also established an omnibus correspondent relationship with ABN.AMRO, Incorporated to provide execution and clearing services for options trading in our customers' accounts. The conversion to self-clearing operations has resulted in increased net interest income from carrying our customers' accounts, as well as lower clearance and execution costs per trade. We anticipate that our operating as a self-clearing organization will contribute to important customer benefits, renewed revenue growth and improved gross margins for the firm compared to the results prior to and immediately following the conversion. These anticipated positive effects of self-clearing operations were not fully realized during the second half of 2000 because of residual conversion costs incurred in the third quarter of 2000 and because our new self-clearing operations are not yet fully optimized. In the first quarter of 2001 we received approval from the NASD and the National Securities Clearing Corporation (the "NSCC") to offer correspondent clearing services for other broker-dealers. We expect correspondent clearing services will provide an additional source of revenue and provide us with volume to leverage our fixed cost structure.

     We continue to establish and develop our Unified Global Brokerage Accounts. Through these accounts, we currently enable investors in Germany, Iceland and Hong Kong to trade in U.S. securities markets from our web site. Because all trades executed by us are settled in U.S. dollars, our customers and our international partners, and not Web Street, bear the risk of fluctuations in foreign currency exchange rates. We intend that these accounts, once fully operational, will allow our customers to trade in other major global financial markets using funds deposited in local currencies. We intend to continue to enter into arrangements with international online brokerage service providers in major capital markets around the world. Investors who trade U.S. securities through our ConSors and Sun Hung Kai relationships pay the same transaction fees as investors who trade directly through us in the United States. We pay ConSors and Sun Hung Kai a portion of the gross profits earned by us on trades executed by customers in these countries, in exchange for these partners (1) facilitating access to their existing customer bases, (2) conducting local marketing and advertising to attract new customers and (3) providing local customer service support in their respective markets. Landsbref, another of our international partners, provides similar customer acquisition and ongoing customer support functions for Icelandic brokerage customers who trade U.S. securities through us. Commissions charged by Landsbref include a mark-up above our normal commission rates, and we remit the amount charged above our normal rate back to Landsbref as its fee. We do not pay any other fee to Landsbref. We will share gross profits with our partner in Chile, CB Corredores de Bolsa, S.A., in a similar manner as we share gross profits with ConSors and Sun Hung Kai. We may structure future arrangements with other international partners using these or other revenue models.

     The following descriptions of the components of revenue and expense apply to all periods presented below:

     Transaction revenue consists of brokerage commissions on customer transactions in equity securities, options and mutual funds and payments related to order flow, recorded on a trade date basis.

     Interest income is comprised of interest earned on customer margin loans, our share of net interest income on customer margin loans made by our former clearing broker, fee income related to the sweep of excess customer funds into money market instruments and interest earned on cash and cash equivalent balances.

     Other revenue consists of monthly fees from customers who choose to subscribe to one of our automatically updating real-time market data services, as well as revenue from investment banking transactions.

     Interest Expense includes interest on customer free credit balances and deposits held on securities loaned.

     Cost of services consists of transaction-based clearance and execution costs for customer trades paid to our former clearing broker under the terms of our clearing agreement, fees assessed by the NASD and the NSCC, option exercise and assignment fees, customer communication costs, margin-sharing payments to international partners, compensation and benefit costs for employees directly involved in brokerage and subscription service operations, exchange and other market data fees and the costs of communication lines and related equipment.

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

     General and administrative expenses consist primarily of compensation and benefits for corporate management and administrative personnel, occupancy costs, insurance, professional fees, investor relations and other costs associated with being a public company, and the provision for losses related to securities transactions.

Results of Operations

In the discussion below, we compare our results of operations for the years ended December 31, 2000, 1999 and 1998. The following table shows for the periods presented (1) the percentage of total net revenues represented by certain items on our consolidated statements of operations and (2) the percentage change in each of the items from the prior period:


                                                                  Percentage of Total Net           Percentage
                                                                   Revenue for the Year             change from
                                                                    Ended December 31,              prior year
                                                                ---------------------------    ---------------------
                                                                  2000     1999     1998         2000       1999
                                                                ---------------------------    ---------------------
Revenues:
   Transaction revenue....................................         85 %      92 %     93 %        16 %      219 %
   Interest income........................................         18         3        2         n/m        438
   Other revenue..........................................          2         5        5         (32)       197
                                                                ---------------------------
                                                                  105       100      100
   Interest expense.......................................         (5)        -        -         n/m        n/m
                                                                ---------------------------
Total net revenues........................................        100       100      100          27        223

Cost of services:
   Clearance and execution................................         46        41       35          41        278
   Employee compensation and benefits.....................         15        11       17          74         98
   Communication and data processing......................          9         7       12          79         83
                                                                ---------------------------
Total cost of services....................................         70        59       64          52        194

Operating expenses:
   Marketing and advertising..............................         32        33      103          21          4
   Technology development.................................         13         8       20         109         29
   General and administrative.............................         44        27       62         112         38
                                                                ---------------------------
Total operating expenses..................................         89        68      185          67         18
                                                                ---------------------------

Net loss from operations..................................        (59)%     (27)%   (149)%      (184)       (43)
                                                                ===========================

n/m not meaningful

Years Ended December 31, 2000, 1999 and 1998

   Revenues

     Total net revenues increased to $32,269,000 in 2000, up 27% from $25,472,000 in 1999, which was up 223% from $7,891,000 in 1998. Our transaction volumes, customer accounts and customer asset balances have grown rapidly since 1998, although this growth peaked in the first quarter of 2000. We executed an average of approximately 1,200 trades per day in 1998. This increased to an average of 4,034 trades per day in 1999 and an average of 5,964 trades per day in 2000. Total customer accounts increased from 42,200 at December 31, 1998 to 87,500 at December 31, 1999 and 131,400 at December 31, 2000. Total customer accounts represent open accounts regardless of whether there have ever been any funds or securities in the account.

     Transaction revenues increased to $27,294,000 in 2000, up 16% from $23,472,000 in 1999, which were up 219% from $7,350,000 in 1998. Transaction revenues represented 85% of total revenues in 2000, compared to 92% in 1999 and 93% in 1998. Brokerage commissions increased to 58% of total net revenues in 2000, from 53% and 52% of total net revenues in 1999 and 1998, respectively, while order flow-related payments decreased to 27% of total net revenues in 2000 from 39% in 1999, which was down from 41% of total net revenues in 1998. For the year ended December 31, 2000, equity transactions represented 89% and option transactions represented 11% of our total transaction volumes. This compares to 88% and 78% for equity transactions, and 12% and 22% for option transactions in 1999 and 1998, respectively. Average transaction revenue decreased to $18.16 per trade in 2000 from $23.09 and $25.22 in 1999 and 1998, respectively, as a result of this shift in trade mix away from the higher commission option trades and the decline in average order flow-related payments per trade. Transaction revenue from our international partnerships, principally our agreement with ConSors, represented approximately 29% and 16% of our total revenues in 2000 and 1999, respectively. Our relationship with ConSors became operational at the end of the first quarter of 1999. We did not have any material revenues attributable to international relationships in 1998. We expect revenues from our international and domestic partnerships to increase as a percentage of our total net revenues in the future.

     Interest income increased to $5,853,000 in 2000, up significantly from $881,000 in 1999, which was up 438% from $163,000 in 1998. The increase from 1999 to 2000 was primarily attributable to our conversion to self-clearing operations. Interest expense also increased substantially to $1,647,000, or 5% of net revenues, in 2000, from insignificant levels in 1999 and 1998. The increases in both dollar and percentage-of-net-revenues terms are due to our conversion to self-clearing operations and, to a lesser extent, increases in our average cash balances. Prior to July 3, 2000, we were paid a portion of the net interest earned on customer margin loans made by our former clearing broker. Upon our conversion to self-clearing operations, we began receiving the full amount of interest charged on customer margin balances and we also began incurring the costs of financing those balances. During the last half of 2000, our customer margin balances, which are included in brokerage receivables on our Consolidated Balance Sheets, yielded an average of 9.1%. The increase from 1998 to 1999 was due to increases in customer money market and margin debit balances, as well as increases in our cash balances. Under our agreement with our former clearing broker, we received a share of the interest earned on our customers' debit and credit balances that they held. Customer money market credit balances decreased to $69,642,000 at December 31, 2000, from $126,740,000 at December 31, 1999, which was up from $57,672,000 at December 31, 1998. Customer margin debits decreased to $59,539,000 at December 31, 2000, from $93,717,000 at December 31, 1999, which was up from $22,512,000 at December 31, 1998. As a percentage of total net revenue, interest income increased to 18% in 2000 from 3% and 2% in 1999 and 1998, respectively. We expect net interest income to remain a significant and increasing percentage of net revenues in the future as a result of our conversion to self-clearing operations and expected increases in customer debit and credit balances.

     Other revenue decreased to $769,000 in 2000, down 32% from $1,123,000 in 1999, which was up 197% from $378,000 in 1998. The majority of the increase in 1999 was due to an increase in the number of subscribers to our automatically updating real-time market data services at prices ranging from $19.95 to $79.95 per month. In 1999, we also earned $129,000 of underwriting revenue from Web Street Securities' participation as a co-manager of our initial public offering in November 1999. Other revenue declined to 2% of total revenue in 2000, from 5% in both 1999 and 1998. During the fourth quarter of 2000, we lowered the prices for our automatically updating real-time market data services to $14.95 and $24.95 per month. We anticipate the revenue from these services will grow at a lower rate than transaction revenue and interest income in the future.

   Cost of Services

     Total cost of services increased to $22,774,000 in 2000, up 52% from $15,018,000 in 1999, which was up 194% from $5,116,000 in 1998. These increases were due primarily to the increase discussed above in the number of securities transactions we executed during 2000 and 1999.

     Clearance and execution. Clearance and execution costs increased to $14,948,000, up 41% from $10,564,000 in 1999, which was up 278% from $2,795,000 in 1998. However, average clearance and execution per trade declined to $9.95 in 2000 from $10.39 in 1999, which was up from $9.59 in 1998. The transaction-based fees paid to our former clearing broker through June 2000 for trade execution, as well as to various market data vendors, increased throughout 2000 and 1999 as transaction volumes increased. In addition, in April 1999, we began making margin-sharing payments for trades directed to us under agreements with our international partners, which we also recorded as clearance and execution costs. Margin-sharing payments caused the average clearance and execution costs per trade to increase by $1.15 in 2000 and by $1.21 in 1999. As a result of initiating these margin-sharing payments, as well as the decline in average transaction revenue per trade described above, clearance and execution costs increased to 46% and 41% of total net revenues in 2000 in 1999, respectively, from 35% of total net revenues in 1998. Additionally, the average clearance and execution costs per trade increased in 2000 compared to 1999 because of non-recurring costs incurred in 2000 related to the self-clearing conversion and related launch of our redesigned web site. These costs principally related to our efforts to ensure customer satisfaction through our conversion and caused average clearance and execution costs per trade to increase by $0.52 in 2000 over 1999. However, our average clearance and execution costs per trade fell sharply in the fourth quarter of 2000 and we began to realize the benefit of our conversion to self-clearing operations. In the fourth quarter of 2000 our average clearance and execution costs per trade were $6.28, which caused the decline in clearance execution costs per trade for 2000.

     Employee compensation and benefits. Employee compensation and benefits increased to $4,736,000 in 2000, up 74% from $2,726,000 in 1999, which was up
98% from $1,375,000 in 1998. As a percentage of net revenues, employee compensation and benefits costs increased to 15% in 2000, up from 11% in 1999, which was down from 17% in 1998. These increases resulted principally from our addition of licensed brokers and other customer service personnel to accommodate the increased number of customer accounts and associated traffic to our web site and to our customer service call center, and the addition in 2000 of back office personnel to staff our self-clearing operations. Furthermore, the personnel we have added to support the growth in our business and conversion to self-clearing operations have tended to be at higher compensation levels than we have historically experienced. Total employees directly involved in brokerage, customer service and technical support activities increased to 116 at December 31, 2000, from 84 and 42 at December 31, 1999 and 1998, respectively.

     Communication and data processing. Communication and data processing costs increased to $3,090,000, up 79% from $1,728,000 in 1999, which was up 83% from $946,000 in 1998. Communication and data processing costs as a percentage of net revenues increased to 9% in 2000, up from 7% in 1999, which was down from 12% in 1998. Throughout 2000 and 1999 we incurred higher costs for market data services, communication lines and equipment, to support our higher levels of staffing, and to accommodate the increased number of customer accounts and associated traffic to our web site than that of the prior year. Additionally, in December 1999, we moved the brokerage operations of Web Street Securities into 33,000 square feet of newly leased space in downtown Chicago, Illinois at which time we significantly upgraded the telecommunications systems and equipment in our call center.

   Operating Expenses

     Total operating expenses increased to $28,685,000 in 2000, up 67% from $17,217,000 in 1999, which was up 18% from $14,593,000 in 1998. These increases were due to the costs associated with the development and growth of our web site, systems, brand and infrastructure, as described in further detail below. We expect to spend significant amounts in the future to continue developing and delivering to our customers state-of-the-art online financial products and services, to increase the number of our financial services centers and to expand our customer base. We also plan to continue to enhance financial, operational and management controls and reporting systems and procedures to support the continued expansion of our operations. However, we expect that the overall rate of growth in operating expenses will slow and certain expenses will decline in the near term as we leverage our expanded operational infrastructure and focus on achieving profitability.

     Marketing and advertising. Marketing and advertising expenses increased to $10,204,000 in 2000, up 21% from $8,458,000 in 1999, which was up 4% from
$8,152,000 in 1998. Our average customer acquisition costs (marketing and advertising costs per new customer account) for 2000, 1999 and 1998 were $232.44, $186.71 and $198.34, respectively. Our initial consumer marketing campaign was developed in the fourth quarter of 1997 and launched in the first quarter of 1998. Throughout 1998 and 1999, we advertised in both national and local print publications, on television and radio, and on various Internet sites. These ads and related promotions were designed to build brand name recognition, grow our customer base and gain market share. During the fourth quarter of 1999, we began production of a new national advertising campaign promoting our investment philosophy, which we launched in February 2000 and ran through June 2000, principally in the print, television and radio mediums. In June 2000 we curtailed national consumer advertising in favor of more targeted marketing initiatives, including business-to-business partnering and financial services centers, domestically. Substantially all of the costs of marketing aimed at directing customers to Web Street via our international partners are borne by them. As we grow through strategic partnerships in the future, we expect that our partners will continue to be responsible for most customer acquisition costs. We intend to continue to carefully manage our marketing expenditures throughout 2001. As a percentage of total net revenues, marketing and advertising expenses decreased to 32% in 2000, from 33% in 1999 and 103% in 1998. These expenses decreased to 12% of total net revenues in the fourth quarter of 2000 and we expect to maintain marketing expense at this reduced level during the next two to four quarters.

     Technology development. Technology development expenses increased to $4,181,000 in 2000, up 109% from $2,005,000 in 1999, which was up 29% from
$1,559,000 in 1998. These increases were principally due to (1) greater charges for depreciation of computer software and hardware, and rental of computer hardware and (2) an increase in the number of technology employees and consultants to support software development to enhance our web site, prepare for self-clearing operations and expand our product and service offerings, and
(3) greater support and maintenance costs. Technology development expenses increased to 13% of total net revenues in 2000, up from 8% in 1999, which was down from 20% in 1998. As of December 31, 1999, we had capitalized approximately $563,000 of software development costs that would have been immediately charged to technology development expenses under the accounting policy in effect prior to January 1, 1999, when we adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We expect that technology development expenditures will continue to increase in the future, but may fluctuate as a percentage of revenues over time depending on the timing of future development projects.

     General and administrative. General and administrative expenses increased to $14,300,000 in 2000, up 112% from $6,755,000 in 1999, which was up 38% from
$4,882,000 in 1998. These increases were due to a variety of factors, all related to the significant growth we experienced during these periods. Among these factors, an increase in the number of employees and improved compensation and benefit levels to attract and retain qualified employees were the primary causes of the increase. Other factors that contributed to the increase were increased consulting expenses and other professional fees; increased occupancy costs related to the relocation to larger corporate office facilities in Deerfield, Illinois in June 1998, the opening of new brokerage operation facilities in Chicago, Illinois in December 1999 and the leasing of facilities in Beverly Hills in 1999 and San Francisco, Boston and Denver in 2000 for our Financial Services Centers; increased costs for insurance; and investor relations and other costs associated with being a public company that were not incurred prior to 2000. We incurred approximately $2,400,000 of start-up and redundant costs, principally consulting expenses and other professional fees, related to our self-clearing conversion during 2000. The increase in 1999 was partially offset by a decline in non-cash charges for warrants and employee stock options granted below market value in prior years to $527,000, from $1,224,000 in 1998. The non-cash charge for warrants and employee stock options granted below market value in 2000 was $584,000. We have not granted any employees options at prices below market value since September 1, 1998, nor do we expect to make any below market grants in the future. As a result, we anticipate that the charges against income related to employee stock options will decline significantly in future periods. However, we have granted and may continue to grant options and warrants at or above current fair market value to third parties for services rendered on which we will be required to record future charges against income. We also anticipate hiring additional personnel and incurring increased administrative costs related to being a public company and to support the expected future growth of our business.

   Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Since our inception, we have accumulated net operating losses totaling approximately $39.5 million. We do not report any benefit for federal and state income tax net operating loss carryforwards in our consolidated financial statements, as the deferred tax asset generated has been offset by a full valuation allowance as of December 31, 2000.

Liquidity and Capital Resources

     As of December 31, 2000, we had cash and cash equivalents of $25,502,000 and no bank debt. From our inception in 1996 through November 1999, we financed our operations through the private placement of common stock and, to a much lesser extent, the private placement of preferred stock, and equipment lease financing. We have reported significant negative cash flows from operating activities for each fiscal year to date. Cash used in operating activities was $6,931,000, $6,006,000 and $9,688,000 for the years ended December 31, 2000,
1999, and 1998, respectively. Our operating cash inflows consist principally of brokerage commissions and order flow-related payments collected, interest collected on customers' margin balances and on our cash balances, and other revenue received. Our operating cash outflows consist principally of clearing and execution costs, interest paid on customer free credit balances and stock loans, employee compensation and benefit costs, marketing and advertising costs, and general and administrative costs paid. Significant uses of cash in operations for each of these years included marketing activities to establish our brand and to promote our products and services, greater amounts paid for salaries and benefits due to the increase in the number of employees and improved compensation and benefit levels, and increased payments to lease facilities and equipment. Additionally, cash transactions affecting brokerage receivables and payables--including the borrowing and lending of securities--and the payment and recovery of deposits with clearing organizations are also included in net operating cash flows. At December 31, 2000 our customer payables and deposits for securities loaned exceed our customer receivables by approximately $9 million due to a temporary imbalance between the funds required to support customer receivables and the funds obtained. Accordingly, shortly after year-end loaned customer securities were recalled and the deposits for securities loaned were returned. See Note 12 to the Consolidated Financial Statements.

     Cash used in investing activities, all of which has represented capital expenditures, increased to $6,818,000 for the year ended December 31, 2000, compared to $3,994,000 for the year ended December 31, 1999 and $1,039,000 for the year ended December 31, 1998. We continued to acquire fixed assets and software for cash and under operating leases during 2000to support the continued rapid growth of the business. As of December 31, 2000, we had commitments under noncancelable operating leases for facilities and equipment totaling approximately $16,100,000 that expire on various dates through July, 2010. Cash flows related to operating leases are included in net cash used in operating activities.

     In 1998 and through August 1999, we periodically completed private placements of our stock as needed to fund the cash deficit from our operating activities. We completed various private placements of our common stock providing us with proceeds totaling $11,224,000 in 1998, net of offering costs. During January 1999, we raised $5,504,000, net of offering costs, through private placements of 1,552,518 shares of our common stock. In January 1999, we paid $400,000, and in April 1999 we paid $250,000, to redeem all 3,000,000 shares of our then issued and outstanding series C preferred stock. All those shares were originally issued in January 1997 to Darwin Financial Group. At the time of the issuance, Joseph Fox and Avi Fox were the principal stockholders, directors and executive officers of Darwin. Messrs. Fox and Fox were the only stockholders of Darwin at the time the shares were repurchased. During August 1999, we raised $2,082,000 through private placements of 244,942 shares of our common stock. In November and December 1999, from our initial public offering of an aggregate of 4,192,500 shares of our common stock, we received aggregate proceeds, net of issuance costs, of approximately $40,978,000.

     In September 1999, we obtained a line of credit from LaSalle Bank N.A. in the amount of $500,000, which bears interest at the bank's prime rate, which was 9.5% at December 31, 2000, plus 1%. This line of credit is unsecured and was originally scheduled to expire in September 2000. In March 2000, we amended this line of credit to increase the total amount available to $750,000 and to extend the expiration date until April 30, 2001. We use this credit facility to support letters of credit as security for leases. As of December 31, 2000, we had no outstanding balance under the line of credit.

     On July 3, 2000, we completed our conversion to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in the execution of securities transactions. As a self-clearing broker-dealer we are responsible for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions. Accordingly, on July 3, 2000, customer receivables related to margin loans of $75,825,000, payables related to customers' free credit balances of $71,527,000, and other clearing-related payables totaling $4,298,000 were transferred onto our balance sheet. To the extent possible, we have financed our customers' margin balances from other customers' free credit balances. Where customer funds are not sufficient to fund customer margin balances, we have financed these margin balances from either our own cash or from securities transactions in which we have loaned customers' securities to other broker-dealers for cash collateral deposit. Additionally, on April 27, 2000, we secured an $8 million line of credit with Harris Trust and Savings Bank. Borrowings on this line will be secured by customers' margin account securities and will bear interest at the federal funds rate, which was 6.5% at December 31, 2000, plus 1.25%. Either party can cancel this borrowing arrangement with 60 days' prior notice. At December 31, 2000 we had no outstanding borrowings under this credit line.

     Additionally, as a self-clearing broker-dealer we are required to maintain significantly higher minimum net capital than we did as a fully-disclosed broker-dealer prior to June 2000. During 2000 we contributed an additional $9 million in capital to our wholly owned subsidiary, Web Street Securities, Inc. The net capital rule provides that equity capital may not be withdrawn and profit distributions may not be made if the resulting net capital would be less than specified amounts. See Note 12 to the Consolidated Financial Statements.

     In the future, we expect to incur higher costs, particularly technology development, payroll and occupancy costs, to grow our business. We anticipate increased levels of capital expenditures in 2001 to continue to expand our existing systems and network of financial services centers over the next year. It is our intention to finance certain of these capital expenditures with additional lease financing that we expect to be available to us. However, we will continue to carefully manage these expenditures and may decrease them in the near-term if required to achieve profitability.

     We believe that our current cash and cash equivalents, supplemented with lease financing that we expect to be available, will be sufficient to meet our anticipated cash needs for working capital, regulatory capital and capital expenditures for at least the next 12 months. However, during this period, we may need to seek additional capital in the private and/or public equity markets in order to support our growth, to respond to competitive pressures, to develop new products and services and to support new strategic partnership expenditures. After that 12-month period, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. If we receive additional funds through the issuance of equity securities, our existing stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. If we are unable to obtain additional financing when needed, or to do so on acceptable terms, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which defines derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. This statement will be effective for us in 2001. We believe that the adoption of this statement will not have a material impact on our financial condition, results of operations or cash flows.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), which revises the standards for securitizations and other transfers of financial assets and collateral and requires certain financial statement disclosures, but carries over most of Statement 125's provisions. This Statement is effective for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Other provisions affecting the recognition of securitization transactions and collateral are effective for transactions occurring after March 31, 2001 and we do not believe they will have a material impact on our financial condition, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Our primary financial instruments are cash in banks, money market instruments and short-term certificates of deposit. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have any derivative financial instruments. In the normal course of business, our customers enter into transactions where the risk of potential loss due to market fluctuations or failure to perform exceeds the amounts reported for the transaction. We have established policies, procedures and internal processes governing our management of market risks in the normal course of our business operations. We continuously monitor our exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures. In addition, we review the credit-worthiness of each customer and/or other counterparty with which we conduct business. We are not currently exposed to any material currency exchange risks because the risk is borne by our international customers and our international partners, and we do not hold any assets or incur any liabilities denominated in foreign currencies.

Item 8.   Financial Statements and Supplementary Data

     Our financial statements, with the report of independent public accountants, listed in Item 14 are included in this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference to the corresponding information to be included in our definitive proxy statement (or an amendment to this report) to be filed with the SEC not later than April 30, 2001.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference to the corresponding information to be included in our definitive proxy statement (or an amendment to this report) to be filed with the SEC not later than April 30, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to the corresponding information to be included in our definitive proxy statement (or an amendment to this report) to be filed with the SEC not later than April 30, 2001.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the corresponding information to be included in our definitive proxy statement (or an amendment to this report) to be filed with the SEC not later than April 30, 2001.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a) We have filed the following documents as part of this annual report:

          1. We have filed the following financial statements, with the report of independent public accountants, as part of this annual report:

          Report of Arthur Andersen LLP, Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

          2. We have filed the following financial statement schedules as part of this annual report:

          Schedule I - Condensed Financial Information of the Registrant

          Schedule II - Valuation and Qualifying Accounts

          3.   We have filed the following exhibits with this annual report:


      Exhibit
      Number                                      Exhibit

         2 Agreement and Plan of Merger dated March 19, 1998 between us, Web Street Securities, Inc., an Illinois corporation, and Web Street Securities, Inc., a Delaware corporation ("Web Street Securities"), incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form S-1 (Reg. No. 333-85849) (the "IPO S-1").

        3.1 Registrant's Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

        3.2 Registrant's Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 of the 1999 10-K.

         4 Specimen stock certificate representing common stock, incorporated by reference to Exhibit 4 of the IPO S-1.

        10.1 Registrant's 1998 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the IPO S-1.

        10.2 Form of Option Agreement under our 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the IPO S-1.

        10.3 Form of Option Agreement prior to our 1998 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the IPO S-1.

        10.4 Registrant's 1999 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the IPO S-1.

        10.5 Form of Option Agreement under Registrant's 1999 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 of the IPO S-1.

        10.6 Employment Agreement between Registrant and Joseph J. Fox, incorporated by reference to Exhibit 10.6 of the 1999 10-K.

        10.7 Employment Agreement between Registrant and Avi Fox, incorporated by reference to Exhibit 10.7 of the 1999 10-K.

        10.8 Employment Agreement between Registrant and Joseph A. Barr, incorporated by reference to Exhibit 10.8 of the 1999 10-K.

        10.9 Employment Agreement between Registrant and Stuart A. Cohn, incorporated by reference to Exhibit 10.9 of the 1999 10-K.

        10.10 Employment Agreement between Registrant and William J. Mania, incorporated by reference to Exhibit 10.10 of the 1999 10-K.

        10.11 Employment Agreement between Registrant and D. Jonathan Rosenberg, incorporated by reference to Exhibit 10.11 of the 1999 10-K.

        10.12 Form of Indemnification Agreement for Directors and Executive Officers, incorporated by reference to Exhibit 10.12 of the IPO S-1.

      Exhibit
      Number                                Exhibit
    ----------------------------------------------------------------------------

       10.13 Joint Brokerage Agreement dated as of December 11, 1998 between Web Street Securities and ConSors Discount-Broker, incorporated by reference to Exhibit 10.13 of the IPO S-1.

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

       10.17 Letter Agreement dated January 28, 2000 between Web Street Securities and U.S. Clearing Corp., incorporated by reference to Exhibit 10.17 of the 1999 10-K.

       10.18 Sublease Agreement dated April 15, 1998 between Registrant and Western Diversified Life Insurance Company, incorporated by reference to Exhibit 10.17 of the IPO S-1.

       10.19 Joint Online Trading Agreement dated October 13, 1999 between Registrant and Sun Hung Kai Online Limited, incorporated by reference to Exhibit 10.18 of the IPO S-1.

       10.20 Brokerage Arrangement Agreement dated August 13, 1999 between Registrant and CB Corredores de Bolsa, S.A., incorporated by reference to Exhibit 10.19 of the IPO S-1.

       10.21 Business Loan Agreement effective as of March 7, 2000 between Registrant and LaSalle Bank National Association and the related Promissory Note, incorporated by reference to Exhibit
                 10.21 of the 1999 10-K.

       10.22 Co-operation Agreement dated as of January 17, 2000 between Web Street Securities and ConSors Discount-Broker, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (the "March 31, 2000 10-Q").

       10.23 Master Services Agreement dated March 24, 2000 between Web Street Securities and Securities Industry Software, a division of ADP Financial Information Services, Inc., incorporated by reference to Exhibit 10.2 of the March 31, 2000 10-Q.

       10.24 Sublease agreement dated October 31, 1999 between Web Street, Inc. and ContiGroup Companies, Inc. for premises at 222 Riverside Plaza, Chicago, Illinois, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 the (the "June 30, 2000 10-Q").

       10.25 Dealers' Omnibus Options Clearing Agreement dated April 12, 2000 between Web Street Securities, Inc. and ABN.AMRO, Incorporated (Firm Transactions), incorporated by reference to
                 Exhibit 10.2 of the June 30, 2000 10-Q.

       10.26 Dealers' Omnibus Options Clearing Agreement dated April 12, 2000 between Web Street Securities, Inc. and ABNoAMRO, Incorporated (Customer Transactions), incorporated by reference to Exhibit 10.3 of the June 30, 2000 10-Q.

      Exhibit
      Number                                Exhibit
    ----------------------------------------------------------------------------
       10.27 Web Street, Inc. 2000 Stock Plan, incorporated by reference to Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

       10.28* Form of Phantom Stock Agreement under Registrant's 1999 Stock Incentive Plan.

       10.29*       Non-Negotiable Promissory Note between Registrant and Joseph
                    J. Fox.

       10.30*       Non-Negotiable Promissory Note between Registrant and Avi
                    Fox.

       10.31* Extension of Promissory Note dated March 16, 1999 between Registrant and Joseph J. Fox.

       10.32* Extension of Promissory Note dated March 16, 1999 between Registrant and Avi Fox.

       10.33* Amendment to Employment Agreement between Registrant and Joseph J. Fox.

       10.34*       Amendment to Employment Agreement between Registrant and Avi
                    Fox.

       10.35* Amendments to Employment Agreement between Registrant and Joseph A. Barr.

       21 Subsidiaries, incorporated by reference to Exhibit 21 of the IPO S-1.

       23*          Consent of Independent Public Accountants.

________________________
* Filed herewith.

   (b)  Reports on Form 8-K:

   We did not file any current reports on Form 8-K during the quarter ended December 31, 2000.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
Consolidated Financial Statements of Web Street, Inc.:

   Report of Independent Public Accountants................................  F-2

   Consolidated Balance Sheets.............................................  F-3

   Consolidated Statements of Operations...................................  F-4

   Consolidated Statements of Cash Flows...................................  F-5

   Consolidated Statements of Changes in Stockholders' Equity..............  F-6

   Notes to Consolidated Financial Statements..............................  F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Web Street, Inc:

     We have audited the accompanying consolidated balance sheets of WEB STREET, INC. (A DELAWARE CORPORATION) AND SUBSIDIARY as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Web Street, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not required parts of the basic financial statements. This information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                /s/ Arthur Andersen LLP


Chicago, Illinois
February 9, 2001

                        WEB STREET, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31, 2000  December 31, 1999
                                                                              -----------------  -----------------
                                    ASSETS

 Cash and cash equivalents...................................................   $   25,501,668      $  39,189,362
 Cash segregated under federal and other regulatory requirements.............          900,000                  -
 Brokerage receivables, net..................................................       62,846,057          2,395,679
 Property, equipment and software, net.......................................        8,644,617          3,994,411
 Deposits with clearing organizations........................................        1,306,998            105,999
 Prepaid expenses and other..................................................        1,761,858          2,105,452
                                                                                --------------      -------------
 Total assets................................................................   $  100,961,198      $  47,790,903
                                                                                ==============      =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Brokerage payables........................................................   $   69,427,677      $     350,376
   Accounts payable..........................................................        3,582,414          2,354,852
   Accrued expenses..........................................................        2,370,242          1,976,633
   Deferred rent.............................................................          237,362            146,082
                                                                                --------------      -------------
 Total liabilities...........................................................       75,617,695          4,827,943

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock ($.01 par value; 2,000,000 shares authorized; no
     shares issued and outstanding)..........................................                -                  -
   Common stock ($.01 par value, 100,000,000 shares authorized;
     25,854,399 shares issued and outstanding at December 31, 2000 and 25,660,402 shares issued and outstanding at December 31,
     1999)...................................................................          258,544            256,604
   Additional paid-in capital................................................       65,961,151         65,317,651
   Accumulated deficit.......................................................      (40,876,192)       (22,611,295)
                                                                                --------------      -------------
 Total stockholders' equity..................................................       25,343,503         42,962,960
                                                                                --------------      -------------
 Total liabilities and stockholders' equity..................................   $  100,961,198      $  47,790,903
                                                                                ==============      =============

See notes to consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years ended December 31,
                                                            ---------------------------------------------------
                                                                 2000               1999                1998
                                                            -------------       -------------     -------------
Revenues:
   Transaction revenue....................................  $  27,293,991       $  23,471,194     $   7,350,246
   Interest income........................................      5,852,813             880,897           162,959
   Other revenue..........................................        768,747           1,123,453           377,775
                                                            -------------       -------------     -------------
                                                               33,915,551          25,475,544         7,890,980
   Interest expense.......................................     (1,646,554)             (3,959)              (47)
                                                            -------------       -------------     -------------
Net revenues..............................................     32,268,997          25,471,585         7,890,933

Cost of services:
   Clearance and execution................................     14,947,677          10,564,306         2,794,584
   Employee compensation and benefits.....................      4,736,032           2,725,779         1,375,203
   Communication and data processing......................      3,090,206           1,727,605           946,150
                                                            -------------       -------------     -------------
Total cost of services....................................     22,773,915          15,017,690         5,115,937

Operating expenses:
   Marketing and advertising..............................     10,203,996           8,457,773         8,151,578
   Technology development.................................      4,181,198           2,005,093         1,559,306
   General and administrative.............................     14,300,048           6,754,526         4,882,562
                                                            -------------       -------------     -------------
Total operating expenses..................................     28,685,242          17,217,392        14,593,446
                                                            -------------       -------------     -------------

Loss from operations......................................    (19,190,160)         (6,763,497)      (11,818,450)
Gain from settlement of litigation........................        925,263                   -                 -
                                                            -------------       -------------     -------------

Net loss..................................................  $ (18,264,897)      $  (6,763,497)    $ (11,818,450)
                                                            =============       =============     =============

Basic and diluted net loss per common share...............  $       (0.71)      $       (0.32)    $       (0.71)
                                                            =============       =============     =============

Weighted-average common shares used in computation
   of basic and diluted net loss per common share.........     25,755,433          21,202,941        16,740,600
                                                            =============       =============     =============

See notes to consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years ended December 31,
                                                                        -------------       -------------      -------------
                                                                             2000               1999               1998
                                                                        -------------       -------------      -------------
Cash flows from operating activities:
   Net loss.........................................................    $ (18,264,897)      $  (6,763,497)     $ (11,818,450)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization................................        2,181,602             885,350            347,647
       Compensation and other expenses incurred through issuance of
           stock options and warrants...............................          583,677             527,114          1,273,082
       Provision for uncollectible accounts.........................          601,216             415,625            275,886
       Net deferred rent accretion (amortization)...................           91,280              (4,296)           150,378
       Changes in operating assets and liabilities:
         Cash segregated under federal and other regulatory
           requirements.............................................         (900,000)                  -                  -
         Brokerage receivables......................................       14,774,179          (2,007,341)        (1,284,602)
         Deposits with clearing organizations.......................       (1,200,999)            (11,423)           (44,576)
         Prepaid expenses and other assets..........................          329,649            (974,229)          (929,803)
         Brokerage payables.........................................       (6,747,527)            329,122             17,980
         Accounts payable...........................................        1,227,562             552,706          1,503,854
         Accrued expenses...........................................          393,609           1,045,188            820,645
                                                                         -------------       -------------      -------------
Net cash used in operating activities...............................       (6,930,649)         (6,005,681)        (9,687,959)

Cash flows used in investing activities:
   Purchases of property, equipment and software....................       (6,818,808)         (3,993,538)        (1,038,909)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance costs....                -          48,065,937         11,224,466
   Redemption of preferred stock....................................                -            (650,000)                 -
   Payment from (to) related party..................................                -             190,000           (190,000)
   Common stock issued from employee stock purchase plan............           52,116                   -                  -
   Proceeds from the exercise of stock options......................            9,647               3,005                  -
                                                                        -------------       -------------      -------------
Net cash provided by financing activities...........................           61,763          47,608,942         11,034,466
                                                                        -------------       -------------      -------------

Increase (decrease) in cash and cash equivalents....................      (13,687,694)         37,609,723            307,598
Cash and cash equivalents at beginning of year......................       39,189,362           1,579,639          1,272,041
                                                                        -------------       -------------      -------------
Cash and cash equivalents at end of year............................    $  25,501,668       $  39,189,362      $   1,579,639
                                                                        =============       =============      =============

Supplemental cash flow disclosure
Interest paid.......................................................    $   1,590,554       $       4,745      $         338

Significant non-cash transactions
Balances transferred from clearing broker upon conversion of operations:
     Brokerage receivables, net.....................................    $  75,824,898       $           -      $           -
     Brokerage payables.............................................       75,824,898                   -                  -
Gain on settlement of litigation....................................          500,263                   -                  -
Elimination of common stock put rights..............................                -             624,375                  -

See notes to consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                               Series A            Series C
                                                                        Common Stock       Preferred Stock     Preferred Stock
                                                                       ----------------    -----------------   -----------------
Balance at January 1, 1998.............................................   $  151,527          $   1,125           $  30,000
   Issuance of 14,850 shares of common stock as compensation...........          149                  -                   -
   Issuance of 3,785,325 shares of common stock........................       37,853                  -                   -
   Exercise of options on 3,375 shares of common stock.................           34                  -                   -
   Receivable from related party.......................................            -                  -                   -
   Accretion of redeemable common stock................................            -                  -                   -
   Compensation and other expenses incurred through issuance of stock
     options and warrants..............................................            -                  -                   -
   Net loss and comprehensive loss.....................................            -                  -                   -
                                                                          ----------          ---------           ---------
Balance at December 31, 1998...........................................      189,563              1,125              30,000
   Repurchase and retirement of 3,000,000 shares of Series C
     preferred stock...................................................            -                  -             (30,000)
   Issuance of 5,989,960 shares of common stock, net of issuance
     costs.............................................................       59,900                  -                   -
   Issuance of 450,000 shares of common stock in exchange for 112,500
     shares of Series A preferred stock................................        4,500             (1,125)                  -
   Elimination of common stock put rights..............................        2,081                  -                   -
   Compensation and other expenses incurred through issuance of
     stock options and warrants........................................            -                  -                   -
   Exercise of options on 56,031 shares of common stock................          560                  -                   -
   Net loss and comprehensive loss.....................................            -                  -                   -
                                                                          ----------          ---------           ---------
Balance at December 31, 1999...........................................      256,604                  -                   -
   Compensation and other expenses incurred through issuance
     of stock options and warrants.....................................            -                  -                   -
   Issuance of 31,497 shares of common stock through employee stock
     purchase plan.....................................................          315                  -                   -
   Exercise of options on 162,500 shares of common stock...............        1,625                  -                   -
   Net loss and comprehensive loss.....................................            -                  -                   -
                                                                          ----------          ---------           ---------
Balance at December 31, 2000...........................................   $  258,544          $       -           $       -
                                                                          ==========          =========           =========

See notes to consolidated financial statements.

                                             Receivable
       Additional                              from               Total
        Paid-in          Accumulated          Related         Stockholders'
        Capital            Deficit             Party             Equity
     ---------------    ---------------    -------------    ----------------
     $  4,323,624       $  (3,682,473)      $        -      $     823,803
           48,751                   -                -             48,900
       10,747,098                   -                -         10,784,951
              191                   -                -                225
                -                   -         (190,000)          (190,000)
                -            (346,875)               -           (346,875)


        1,224,182                   -                -          1,224,182
                -         (11,818,450)               -        (11,818,450)
     ---------------    ---------------    -------------    ----------------
       16,343,846         (15,847,798)        (190,000)           526,736

         (620,000)                  -          190,000           (460,000)

       48,445,327                   -                -         48,505,227

           (3,375)                  -                -                  -
          622,294                   -                -            624,375

          527,114                   -                -            527,114

            2,445                   -                -              3,005
                -          (6,763,497)               -         (6,763,497)
     ---------------    ---------------    -------------    ----------------
       65,317,651         (22,611,295)               -         42,962,960

          583,677                   -                -            583,677

           51,801                   -                -             52,116
            8,022                   -                -              9,647
                -         (18,264,897)               -        (18,264,897)
     ---------------    ---------------    -------------    ----------------
     $ 65,961,151       $ (40,876,192)      $        -      $  25,343,503
     ===============    ===============    =============    ================

                       WEB STREET, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. Organization and Basis of Presentation

         Web Street, Inc. (known as Web Street Financial Group, Inc. prior to February 9, 1999 and WebStreet.com, Inc. from February 9, 1999 to August 10,
1999) was incorporated on December 31, 1997 under the laws of the state of Delaware. Web Street, Inc. conducts business primarily through its wholly owned subsidiary, Web Street Securities, Inc. (collectively, the "Company"). Web Street Securities was formed as an Illinois corporation on September 3, 1996, is a self-clearing broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, the Securities Investor Protection Corporation and the Municipal Securities Rule Making Board. Web Street Securities began operations as an online broker in July 1997.

         In November and December 1999, the Company completed an initial public offering of an aggregate of 4,192,500 shares of its common stock at a price of $11 per share. The Company's common stock now trades on the Nasdaq National Market under the symbol "WEBS." Refer to Note 9 for further description of the transactions consummated at the time of the public offering.

         The consolidated financial statements include the accounts of the Company after elimination of significant intercompany balances and transactions. The Company operates in a single reportable business segment.

2. Summary of Significant Accounting Policies

     Transaction Revenue

         The Company records commission income and payment for order flow from securities transactions on a trade-date basis, along with any related clearance and execution costs. Commission income was $18,594,694, $13,438,665 and $4,135,121, and payments for order flow were $8,699,297, $10,032,529 and
$3,215,125, for the years ended December 31, 2000, 1999 and 1998, respectively.

     Interest Income

         Interest income is comprised of interest earned on customer margin loans, our share of net interest income on customer margin loans made by the Company's former clearing broker, fee income related to the sweep of excess customer funds into money market instruments and interest earned on cash balances.

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

     Interest Expense

         Interest expense includes interest on customer free credit balances and deposits held on securities loaned.

     Clearance and Execution Costs

         Clearance and execution costs are recognized on a trade-date basis. Clearance and execution costs include margin-sharing payments to international partners.

     Depreciation and Amortization

Property, equipment and software is stated at cost less accumulated depreciation. Depreciation on property, equipment and software is provided on a straight-line basis using estimated useful service lives of three to seven years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on new cost recognition principles. The Company adopted SOP 98-1 effective January 1, 1999, and commenced capitalizing direct costs of developing internal use software, which would otherwise have been expensed under its previous accounting policy. Completed projects are amortized on a straight-line basis over their estimated useful lives.

                        WEB STREET, INC. AND SUBSIDIARY

2. Summary of Significant Accounting Policies (continued)

     Advertising Costs

         Advertising costs are charged to expense as incurred, except for advertising production costs, which are charged to expense when the advertisement is initially broadcast.

     Employee Costs

         Compensation and benefits expense for technology and administrative personnel are included in technology development and general and administrative expense, respectively, in the consolidated statements of operations.

     Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25") and related interpretations in accounting for employee stock-based compensation as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). The Company provides pro forma disclosures of net income (loss) and earnings (loss) per share as required under Statement 123.

     Income Taxes

         The Company accounts for income taxes under the liability method. Under the liability method deferred income taxes are recognized for temporary differences between the financial statement and income tax bases of assets and liabilities. The net deferred tax asset has been reduced by a valuation allowance because, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Earnings Per Share

         Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS recognizes the potential dilution that could occur if securities or other contracts to increase common stock were exercised or converted into common stock.

     Cash and Cash Equivalents

         The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are reported at fair value.

     Securities-Lending Activities

         Securities-borrowed and securities-loaned transactions are generally reported as secured borrowing. Securities-borrowed require the Company to deposit cash, letters of credit or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned, and additional collateral is obtained or excess collateral is refunded as necessary.

     Reclassifications

         Certain amounts from prior periods have been reclassified to conform to the 2000 presentation.

     Risk and Uncertainties

         The Company's operations are subject to certain risks and uncertainties, including those associated with: a brief operating history; losses from operations; and negative cash flows. The Company's management intends to mitigate these risk factors through courses of action that include: establishing additional customer relationships; primarily through additional domestic and international partnerships; and expansion of brokerage services offered.

         The Company's management believes that its current cash and cash equivalents, supplemented with lease financing that it expects to be available, will be sufficient to meet the Company's anticipated cash needs for working capital, regulatory capital and capital expenditures for at least the next 12 months. However, during this period, the Company may need to seek additional capital in the private and/or public equity markets in order to support more rapid growth, to respond to competitive pressures, to develop new products and services and to acquire complimentary businesses. After that 12-month period, if cash generated from operations is insufficient to satisfy its liquidity requirements, the Company may need to raise additional funds through public or private financing, strategic relationships or other arrangements. If the Company receives additional funds through the issuance of

                       WEB STREET, INC. AND SUBSIDIARY

2. Summary of Significant Accounting Policies (continued)

equity securities, its existing stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of its common stock. Further, the Company may not be able to obtain additional financing when needed or on terms favorable to its stockholders or the Company itself. If the Company is unable to obtain additional financing when needed, or to do so on acceptable terms, the Company may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures.

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Brokerage Receivables and Payables

         Brokerage receivables and payables include amounts due on customer cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not recorded in the financial statements. The following table presents brokerage receivables and payables at December 31, 2000 and 1999:

                                                                                    2000                1999
                                                                              ------------------ -------------------
Brokerage Receivables
Receivables from customers.................................................      $  59,409,054      $           -
Fees and commissions receivable............................................          1,236,229          2,536,673
Receivable from clearing organizations.....................................            779,359                  -
Deposits for securities borrowed...........................................          2,261,800                  -
Other......................................................................            174,642                  -
Allowance for uncollectible accounts.......................................         (1,015,027)          (140,994)
                                                                              ------------------ -------------------
                                                                                 $  62,846,057      $   2,395,679
                                                                              ================== ===================

Brokerage Payables
Customer payables..........................................................      $  58,313,672      $           -
Payable to broker-dealers..................................................            605,283             37,711
Fees, commissions and margin-sharing payments payable......................            354,712            312,665
Deposits for securities loaned.............................................         10,154,010                  -
                                                                              ------------------ -------------------
                                                                                 $  69,427,677      $     350,376
                                                                              ================== ===================

         At December 31, 2000, the Company had borrowed securities with a market value of $2,072,216 to effect customers' securities transactions and had loaned customers' securities with a market value of $9,586,487.

         On July 3, 2000, the Company completed its conversion to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in the execution of securities transactions. As a self-clearing broker-dealer, the Company is responsible for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions. Accordingly, on July 3, 2000, customer receivables related to margin loans of $75,824,898, and customer payables of the same amount, were transferred onto the Company's balance sheet.

                       WEB STREET, INC. AND SUBSIDIARY

4. Property, Equipment and Software


         Property, equipment and software, net at December 31, 2000 and 1999 consists of the following:

                                                                                    2000                1999
                                                                              ------------------ -------------------
Hardware and equipment.....................................................      $   5,288,069      $   2,813,417
Furniture and fixtures.....................................................            666,327            438,576
Software...................................................................          3,040,721            872,458
Buildings and leasehold improvements.......................................          3,067,518          1,151,101
Land and improvements......................................................             48,149             25,000
                                                                              ------------------ -------------------
   Total cost..............................................................         12,110,784          5,300,552
Accumulated depreciation...................................................         (3,466,167)        (1,306,141)
                                                                              ------------------ -------------------
                                                                                 $   8,644,617      $   3,994,411
                                                                              ================== ===================

5. Available Credit

         The Company has two revolving lines of credit with two separate financial institutions. Under one line of credit, Web Street, Inc. may borrow up to $750,000 at the bank's prime rate plus 1%. This line of credit is used to support letters of credit that provide the Web Street, Inc. credit enhancement on certain of its lease obligations and expires on April 30, 2001. Had borrowings been outstanding under this facility at December 31, 2000, they would have borne interest at 10.5%.

         Under the other line of credit Web Street Securities may borrow up to $8 million at the federal funds rate plus 1.25%. Borrowings on this line will be secured by customers' margin account securities and will bear interest at the federal funds rate, which was 6.5% at December 31, 2000, plus 1.25%. Either party can cancel this borrowing arrangement with 60 days' prior notice. Had borrowings been outstanding under this facility at December 31, 2000, they would have borne interest at 7.75%.


6. Commitments and Contingencies

         Web Street, Inc. has obligations under various noncancelable operating leases on its office facilities, computer and other office equipment and automobiles that expire on various dates through July 2010. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2,652,692, $1,059,101 and
$634,153, respectively. Future minimum annual rent payments under leases with an initial term of one year or more are as follows:

2001..................................................................       $ 3,287,443
2002..................................................................         3,074,176
2003..................................................................         1,958,895
2004..................................................................         1,523,907
2005..................................................................         1,553,586
Thereafter............................................................         4,701,615
                                                                           --------------
                                                                             $16,099,622
                                                                           ==============

         Cash and cash equivalents includes restricted balances of $2,254,273 related to a letter of credit Web Street, Inc. has obtained and other collateral that provide credit enhancement on certain of its lease obligations. The required balances decline, as specified, over the lives of the related lease obligations.

         Web Street, Inc. has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, annual incentive compensation and severance payments in the event of termination of employment under certain defined circumstances, including changes in the Company's control.

         The Company is, from time to time, a party to certain pending and threatened legal actions arising in the ordinary course of business. Management does not believe that any such current matters, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations, cash flows or financial condition.

                       WEB STREET, INC. AND SUBSIDIARY

7. Income Taxes

         Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                                    2000                1999
                                                                              ------------------ -------------------
Deferred tax assets:
   Net operating loss carry forwards..........................                   $  15,313,921      $   7,853,775
   Accumulated compensation and other expenses incurred
     through issuance of stock options and warrants...........                         561,416            529,929
   Allowance for doubtful accounts............................                         393,830                  -
   Other......................................................                         182,789            346,766
                                                                              ------------------ -------------------
Total deferred tax assets.....................................                      16,451,956          8,730,470

Deferred tax liabilities--property, equipment and
   software, net..............................................                        (608,261)          (220,558)
                                                                              ------------------ -------------------
                                                                                    15,843,695          8,509,912
Valuation allowance...........................................                     (15,843,695)        (8,509,912)
                                                                              ------------------ -------------------
Net deferred tax asset........................................                   $           -      $           -
                                                                              ================== ===================

         Because the Company has incurred net operating losses since its inception, valuation allowances have been provided in amounts equal to the net deferred tax asset at December 31, 2000 and 1999. At December 31, 2000, the Company had approximately $39.5 million of net operating loss carry forwards. Of these carry forwards, $3.1 million will begin expiring in 2012. The remaining amounts will begin expiring in 2018.

         A reconciliation of the Company's effective income tax rate to an amount computed by applying the statutory federal tax rate to the Company's pretax loss is as follows:

                                                                          Years ended December 31,
                                                          ----------------------------------------------------------
                                                                 2000               1999               1998
                                                          ------------------- ------------------ -------------------
Tax benefit at federal statutory rate................           (34.0)%             (34.0)%            (34.0)%
   State income taxes, net of federal tax benefit....            (5.0)               (4.8)              (4.8)
   Increase in valuation allowance...................            40.1                38.7               38.7
   Other.............................................            (1.1)                0.1                0.1
                                                          ------------------- ------------------ -------------------
Effective tax rate...................................               - %                 - %                - %
                                                          =================== ================== ===================

8. Related Party Transactions


         In January 1999, the Company redeemed 2,000,000 shares of our outstanding series C preferred stock for an aggregate redemption price of $400,000. In April 1999, the Company redeemed all of the 1,000,000 remaining shares of our outstanding series C preferred stock for an aggregate redemption price of $250,000. All shares were held by Darwin Financial Group, of which Joseph Fox and Avi Fox are the principal stockholders, directors and executive officers.

         As of December 31, 2000 and 1999, the Company was owed approximately $315,000 and $518,000, respectively, from officers and directors of the Company. Under unsecured promissory notes dated March 16, 1999, the Company loaned each of Messrs. Fox and Fox $110,000 at an annual interest rate of 5%, originally to be repaid on or before March 16, 2001. As of December 31, 2000 and 1999, the full principal amount of each of these notes was outstanding and is included in prepaid expenses and other assets in the consolidated balance sheets. On January 16, 2001, the Company loaned each of Messrs. Fox and Fox an additional $200,000 under unsecured promissory notes bearing interest at 6%. These additional borrowings are to be repaid, January 16, 2004. The terms of the notes dated January 16, 2001 provide that they and any other indebtedness by Messrs. Fox and Fox then outstanding are subject to forgiveness by the Company provided specified performance goals are achieved. Prepaid expenses and other assets at December 31, 1999 also included $110,000 receivable from one of the Company's directors related to the purchase of the Company's common stock. This amount was repaid in full during 2000.

                       WEB STREET, INC. AND SUBSIDIARY

9. Stockholders' Equity

     Preferred Stock

         Prior to the completion of the Company's initial public offering in November and December 1999, the Company's Certificate of Incorporation, as amended, authorized 500,000 shares of Series A preferred stock, 5,000,000 shares of Series C preferred stock and 6,000,000 additional shares of preferred stock which could have been issued from time to time in one or more series, each having a par value of $.01. Upon consummation of the Company's initial public offering, the Company's Certificate of Incorporation was amended and restated. The Company's Amended and Restated Certificate of Incorporation authorizes 2,000,000 shares of preferred stock, par value $0.01 per share, which may be issued from time to time in one or more series with such powers, preferences and rights as may be designated by the board of directors without further stockholder approval. Five hundred thousand of the authorized shares of preferred stock are designated as Series A.

         Series A

         Prior to completion of the Company's initial public offering, the Company had 112,500 shares of Series A preferred stock issued and outstanding. Upon consummation of the Company's initial public offering, each outstanding share of Series A preferred stock was converted into four shares of the Company's common stock, in accordance with its terms.

         Series C

         At December 31, 1998, the Company had 3,000,000 shares of Series C preferred stock issued and outstanding. These shares were held by Darwin Financial Group, a company substantially owned by two officers of the Company. On January 13, 1999, the Company repurchased and retired 2,000,000 of these shares for consideration of $400,000 and, on April 15, 1999, the Company repurchased and retired the balance of 1,000,000 of these shares for consideration of $250,000.

     Common Stock

         The Amended and Restated Certificate of Incorporation authorizes 100,000,000 shares of common stock, par value $.01 per share, which may be issued at the discretion of the board of directors without further stockholder approval.

         During 1998, the Company issued 3,788,700 shares of common stock for total net proceeds of $10,785,176. The price per share issued in 1998 ranged from $3.00 to $4.00 and averaged $2.98 per share, exclusive of 3,375 shares issued upon the exercise of options with an exercise price of $0.067 per share.

         Of the shares of common stock issued during nineteen ninety-eight, 188,304 provided that, if subsequent private equity financing were to occur at prices below the prices paid for these shares, additional shares would be issued to the holders of these shares to effectively provide for the subsequent pricing. An additional 95,031 shares were issued during 1998 pursuant to these pricing terms. A reclassification from additional paid-in capital to common stock in the amount of par value of these shares was recognized in connection with the issuance of these additional shares.

         Also during 1998, the Company issued 14,850 shares of common stock to employees and outside consultants for services rendered. The Company recorded compensation and consulting expense, and an increase in paid-in capital, in the amount of $48,900. The amount of expense recognized was based on the most recent prices realized by the Company in the sale of common stock to third parties.

         During 1997 the Company issued 208,125 shares of common stock with a right entitling the holder to sell the shares back to the Company at fair market value during a period between 60 and 180 days after a public offering of the Company's common stock. These shares were accounted for as redeemable common stock and were recorded at fair market value based on the most recent prices realized by the Company in the sale of common stock to third parties. The increase in fair market value during 1998 is shown as accretion of redeemable common stock in the consolidated statement of changes in stockholders' equity. This right was eliminated during March 1999, and as a result, this stock was reclassified as permanent equity as of December 31, 1999.

         In January 1999, the Company issued 1,552,518 shares of common stock for gross proceeds of $6,094,235 in various private placement transactions with third parties.

                       WEB STREET, INC. AND SUBSIDIARY

9. Stockholders' Equity (continued)

         In August 1999, the Company issued an additional 244,942 shares of common stock for gross proceeds of $2,082,000 in various private placement transactions with third parties.

         In November and December 1999, the Company issued an aggregate of 4,192,500 shares of common stock for gross proceeds of $46,117,500 in an initial public offering.

10. Stock Options and Warrants

     Common Stock Warrants

         In connection with the sale of shares of its common stock and the establishment of an international alliance with Sun Hung Kai, the Company has also issued warrants to purchase its common stock with various terms and conditions. The terms of the warrants outstanding as of December 31, 2000, are summarized below:

           Year                   Shares Issuable             Exercise                           Exercise Price
          Issued                  under Warrants                Period                             (per share)
---------------------------- -------------------------- ----------------------------------- --------------------------
           1996                       26,625            From November 16, 2000 to                    $  3.20
                                                          November 16, 2001

           1997                       41,250            From November 16, 2000 to                    $  3.20
                                                          November 16, 2001

           1997                      225,000            From November 16, 2000 to                    $ 11.00
                                                          November 16, 2001

           1998                      428,367            From February 16, 2001 to                    $  3.00
                                                          November 16, 2004

           1998                      476,259            From February 16, 2001 to                    $  4.00
                                                          November 16, 2004

           1998                      375,000            From February 6, 1998 to                     $  4.00
                                                          November 16, 2001

           1999                       47,000            From November 17, 2000 to                    $  8.50
                                                          August 24, 2004

           1999                      625,000            From May 15, 2000 to various            $19.00 to $30.00
                                                          dates through 2005, contingent
                                                          on performance milestones

         The total number of shares of common stock issuable under the warrants was 2,244,501, 3,084,501 and 1,572,501 at December 31, 2000, 1999, and 1998,
respectively. The weighted average exercise price of all outstanding warrants at December 31, 2000, 1999 and 1998 was $9.98, $12.46 and $4.36, respectively.

     Common Stock Options

Before adopting a formal stock option plan in September 1998, various employees and outside service providers were granted options to buy Company's stock through individual option agreements. The Company's board of directors selected the grantees, determined the number of shares covered by option grants and determined the terms and condition of the options. The exercise price of $0.054 for certain of these options to purchase an aggregate of 667,746 shares was less than the fair market of the Company's common stock at the time the options were issued. Compensation expense has been recognized for these options based on the difference between the exercise price and management's estimate of the fair market value of the Company's common stock. This estimate was based on the most recent price per share of common stock sold to third parties at the respective dates of grant. The compensation

                       WEB STREET, INC. AND SUBSIDIARY

10. Stock Options and Warrants (Continued)

expense was recognized over the vesting period of the respective stock options, ranging from immediate vesting to two years. The remaining options issued pursuant to individual option agreements had an exercise price which management believed was not less than the fair market value of the Company's common stock at the date of grant. Accordingly, no compensation expense was recognized.

         In September 1998, the Company adopted its 1998 stock option plan (the "1998 Plan") which provides for the grant of incentive stock options, non-qualified stock options and stock purchase rights to employees, consultants and non-employee directors. Operating as the compensation committee, the board of directors selected the participants, determined the number of option grants and determined the terms and conditions of the options. The term of each option issued was for no more than ten years from the date it was issued. The exercise price of the options was not less than the fair market value of the underlying common stock at the time the options were granted. This determination was made by management based on recent sales of the Company's common stock to third parties.

         In August 1999, the Company adopted its 1999 stock incentive plan (the "1999 Plan"). The purpose of the 1999 Plan is to attract and retain persons eligible to participate in the plan, motivate participants to achieve our long-term goals and further align the interests of the participant with those of our other stockholders through compensation that is directly linked to the profitability of our business and increases in stockholder value. The Company initially made available for issuance under the 1999 Plan 2,097,652 shares of its common stock, equal to 10% of the Company's outstanding shares at the August 26, 1999 effective date of the plan. Subsequent to that date, the maximum number of shares available for delivery under the plan increases by 10% of any increase in our outstanding shares of common stock. The Company's compensation committee administers the 1999 Plan. The 1999 Plan provides the compensation committee with broad discretion to select the officers, employees and consultants to whom awards may be granted, as well as the type, size and terms and conditions of each award. The 1999 Plan will permit grants of non-qualified and incentive stock options, stock appreciation rights, and other stock-based awards. Options granted will provide for the purchase of common stock at prices determined by the compensation committee.

         In July 2000, the Company adopted its 2000 stock incentive plan (the "2000 Plan"). The purpose of the 2000 Plan is similar to that of the 1999 Plan except that directors and officers are not eligible to receive grants under the 2000 Plan. The Company has made available for issuance under the 2000 Plan 300,000 shares of its common stock. The 2000 Plan provides the compensation committee with broad discretion to select the employees and consultants to whom awards may be granted, as well as the type, size and terms and conditions of each award. The 2000 Plan will permit grants of non-qualified stock options and other stock-based awards. Options granted will provide for the purchase of common stock at prices determined by the compensation committee.

                       WEB STREET, INC. AND SUBSIDIARY

10. Stock Options and Warrants (continued)

     Employee Stock Purchase Plan

         In August 1999, the Company adopted its 1999 employee stock purchase plan (the "Purchase Plan") under which a total of 1,000,000 shares of common stock are available for sale to our employees. The Company's compensation committee will administer the Purchase Plan, which is intended to be a noncompensatory plan. The Purchase Plan permits the Company's eligible employees to purchase common stock through payroll deductions and operates on a calendar year basis. The Purchase Plan is implemented in a series of consecutive offering periods, each approximately three months long. Each participant will be granted an option to purchase our common stock on the first day of the three-month period, and the option will be automatically exercised on the last day of each offering period. The purchase price of each share of common stock under the Purchase Plan will equal 85% of the lesser of (1) the fair market value of our common stock on the first date of the offering period or (2) the fair market value on the date of purchase. Employees purchased 31,497 shares of common stock through the Purchase Plan during 2000.

         A summary of the status of the Company's option plans for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                               Years ended December 31,
                                    --------------------------------------------------------------------------------
                                             2000                        1999                        1998
                                    ------------------------    ------------------------    ------------------------
                                      Wtd                        Wtd                         Wtd
                                    Ave Ex                      Ave Ex                      Ave Ex
                                     Price        Shares         Price         Shares        Price         Shares
                                    --------    ------------    --------    ------------    --------    ------------
Options outstanding at
   beginning of year.........         $5.07      2,081,626      $  2.51       1,458,622      $0.05          97,970
     Options granted with
       exercise prices:
        Less than market.....             -              -            -               -       0.05         569,776
        Equal to market......          3.85        945,390        10.14         680,875       4.57         794,251
        Greater than market..          8.86      1,750,000            -               -          -               -
     Options exercised.......          0.05       (350,000)        0.06         (56,031)      0.05          (3,375)
     Options forfeited.......          8.12       (318,385)        6.00          (1,840)         -               -
                                    --------    ------------    --------    ------------    --------    ------------
Options outstanding at end
   of year...................         $6.59      4,108,631      $  5.07       2,081,626      $2.51       1,458,622
                                                ============                ============                ============
Options exercisable at end
   of year...................         $4.13        931,852      $  1.37         641,126      $0.34         385,995
Weighted-average fair
 value of options granted
 with exercise prices:
     Less than market........         $   -                     $     -                      $2.70
     Equal to market.........          1.28                        3.88                       0.66
     Greater than market.....          0.73                           -                          -

         Included in options exercised during 2000 are options on 187,500 shares that were exercised pursuant to agreements whereby the shares would be issued and delivered at dates beginning no sooner than January 2, 2001 and that, at the optionees' election, may be extended in one-year increments. Subsequent to December 31, 2000, the earliest distribution date was extended to March 30, 2001.

                       WEB STREET, INC. AND SUBSIDIARY

10. Stock Options and Warrants (continued)

         The weighted-average remaining contractual lives and weighted-average exercise prices of options outstanding and exercisable at December 31, 2000 are presented in the following table:


                                                 Options outstanding                       Exercisable Options
                                    -----------------------------------------------    -----------------------------


                                                   Weighted-average
                                                      Remaining     Weighted-average                Weighted-average
                                                     Contractual        Exercise                         Exercise
Range of Exercise Prices              Shares             Life             Price          Shares            Price
--------------------------------    ------------    --------------    -------------    ------------    -------------
Up to $2.00..............              376,625         4.1 years         $ 0.41          276,125         $  0.07
Greater than $2.00 up to             1,170,111         7.9                 3.48          459,626            4.00
   $4.00.................
Greater than $4.00 up to
   $8.00.................            1,090,945         9.1                 6.04           21,101            5.50
Greater than $8.00.......            1,470,950         8.3                11.07          175,000           10.71
                                    ------------    --------------    -------------    ------------    -------------
                                     4,108,631         8.0 years         $ 6.59          931,852         $  4.13
                                    ============    ==============    =============    ============    =============

         The range of exercise prices for all options outstanding at December 31, 2000, was $0.05 to $17.38. The Company recognized compensation expense of $18,426, $267,943, and $1,080,607 for the years ended December 31, 2000, 1999 and 1998, respectively, related to stock options issued to employees.

         As permitted by Statement 123 the Company applied APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees, and accordingly does not record compensation costs on fixed grants when the fair value of the Company's stock does not exceed the option exercise price on the date of grant. Had compensation costs for stock options been determined in accordance with the fair value provisions of Statement 123, the Company's net loss and loss per share would have differed as shown below:


                                                                 2000               1999                1998
                                                          ------------------- ------------------ -------------------
Net loss:
   As reported.....................................         $ (18,264,897)      $ (6,763,497)      $ (11,818,450)
   As adjusted.....................................           (19,897,221)        (8,857,851)        (11,868,321)
Basic and diluted net loss per common share:
   As reported.....................................         $       (0.71)      $      (0.32)      $       (0.71)
   As adjusted.....................................                 (0.77)             (0.42)              (0.71)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.45%, 6.00% and 5.28%; expected dividend yield of 0.00%; expected life of 4.0 years, 3.0 years and 10.0 years; and expected volatility of 60%, 60% and 0.00%. The Black-Scholes option valuation model was developed for use in estimating the fair market value of options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly objective assumptions, including expected stock price volatility and expected time to exercise, which greatly affect the calculated values.


11. Off-Balance Sheet Risk and Concentration of Credit Risk

         In the normal course of business, the Company executes, as agent, transactions on behalf of its customers where the risk of potential loss due to market fluctuations (market risk) or failure of the customers to perform (counterparty risk) exceeds the amounts reported for the transaction. Such securities transactions are recorded on settlement date, which is generally three business days after trade date. The Company is exposed to off-balance-sheet risk of loss on unsettled transactions in the event contractual obligations are not fulfilled. The Company extends credit to customers and permits customers to sell securities they have not yet purchased (short sales) and

                        WEB STREET, INC. AND SUBSIDIARY

11. Off-Balance Sheet Risk and Concentration of Credit Risk (continued)

seeks to control the risk associated with these activities by requiring customers to maintain collateral in compliance with various regulatory and internal guidelines. The Company's customer financing and securities settlement activities require it to pledge securities as collateral in support of secured financing sources, such as securities loaned and bank loans. In the event the counterparty is unable to return customer securities as contractually obligated, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy customer obligations. The Company continuously monitors its exposure to market and counterparty risk through the use of a variety of financial position and credit exposure reporting and control procedures. In addition, the Company reviews the credit-worthiness of each customer and/or other counterparty with which it conducts business.

12. Regulatory Requirements

      As a registered broker-dealer, Web Street Securities is subject to the Uniform Net Capital Rule, rule 15c3-1 of the Securities and Exchange Commission (the "Rule"), which requires broker-dealers to maintain certain minimum net capital. Web Street Securities has elected to use the alternative method permitted by the Rule, which requires that it maintain minimum net capital, as defined, of 2% of aggregate debit balances arising from customer transactions, or $250,000, whichever is greater. At December 31, 2000, Web Street Securities had net capital of $5,139,960, which represented 8.4% of aggregate debit balances and which exceeded the minimum net capital requirements by $3,914,946.

      The Rule provides that equity capital may not be withdrawn and profit distributions may not be made if the resulting net capital would be less than 5% of aggregate debit balances.

      Cash of $900,000 has been segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission at December 31, 2000. Based upon a computation as of December 31, 2000, Web Street Securities was required to make a deposit into the special reserve account of $8,827,589 on January 3, 2001. The required deposit was reduced in January 2001 based on subsequent reserve calculations due to the recall of securities loaned and the return of the related collateral.

                       WEB STREET, INC. AND SUBSIDIARY

13. Quarterly Data (unaudited)

     The following table presents selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                 First        Second         Third         Fourth          Year
                                               ---------     ---------     ---------      ---------     ---------
2000 Quarters
Total net revenue......................        $  13,055     $  7,325      $  5,617       $   6,273     $  32,269
Total costs of services................            6,978        6,393         5,019           4,384        22,774
Total operating expenses...............            9,869        7,820         5,309           5,687        28,685
Operating loss.........................           (3,792)      (6,888)       (4,712)         (3,798)      (19,190)
Net loss...............................           (3,792)      (6,888)       (3,786)         (3,798)      (18,265)

Basic and diluted net loss per common
   share...............................        $   (0.15)    $  (0.27)     $  (0.15)      $   (0.15)    $   (0.71)

1999 Quarters
Total net revenue......................        $   4,637     $  6,036      $  6,491       $   8,308     $  25,472
Total costs of services................            2,556        3,698         3,860           4,904        15,018
Total operating expenses...............            2,066        3,580         5,397           6,175        17,217
Operating income (loss)................               15       (1,242)       (2,766)         (2,771)       (6,763)
Net income (loss)......................               15       (1,242)       (2,766)         (2,771)       (6,763)

Basic and diluted net income (loss)
   per common share....................        $    0.00     $  (0.06)     $  (0.13)      $   (0.12)    $   (0.32)

                                                                      Schedule I

                               WEB STREET, INC.
                             (Parent Company Only)

                           CONDENSED BALANCE SHEETS



                                                                                 December 31,         December 31,
                                                                                     2000                1999
                                                                              ------------------ -------------------
                                    ASSETS

 Cash and cash equivalents..................................................    $   12,690,160      $  36,153,921
 Investment in subsidiary...................................................         8,624,274          5,458,866
 Property, equipment and software, net......................................         8,377,135          3,771,078
 Prepaid expenses and other.................................................         1,310,762          1,755,410
                                                                              ------------------ -------------------
 Total assets...............................................................    $   31,002,331      $  47,139,275
                                                                              ================== ===================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Liabilities:
   Accounts payables........................................................    $    3,904,282      $   2,948,554
   Accrued expenses.........................................................         1,517,184          1,081,679
   Deferred rent............................................................           237,362            146,082
                                                                              ------------------ -------------------
 Total liabilities..........................................................         5,658,828          4,176,315

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock ($.01 par value; 2,000,000 shares authorized; no
     shares issued and outstanding).........................................                 -                  -
   Common stock ($.01 par value, 100,000,000 shares authorized;
     25,854,399 shares issued and outstanding at December 31, 2000
     and 25,660,402 shares issued and outstanding at December 31, 1999).....           258,544            256,604
   Additional paid-in capital...............................................        65,961,151         65,317,651
   Accumulated deficit......................................................       (40,876,192)       (22,611,295)
                                                                              ------------------ -------------------
 Total stockholders' equity.................................................        25,343,503         42,962,960
                                                                              ------------------ -------------------
 Total liabilities and stockholders' equity.................................    $   31,002,331      $  47,139,275
                                                                              ================== ===================

See notes to condensed financial information.

                               WEB STREET, INC.
                             (Parent Company Only)

                      CONDENSED STATEMENTS OF OPERATIONS



                                                                          Years ended December 31,
                                                          ----------------------------------------------------------
                                                                 2000               1999                1998
                                                          ------------------- ------------------ -------------------
Revenues:
   Interest income.................................         $   1,310,223       $     255,737     $           -
   Other revenue...................................                   566                   -                 -
                                                          ------------------- ------------------ -------------------
                                                                1,310,789             255,737                 -
   Interest expense................................                (2,791)                  -                 -
                                                          ------------------- ------------------ -------------------
Net revenues.......................................             1,307,998             255,737                 -

Cost of services:
   Clearance and execution.........................                48,679              56,231               200
   Employee compensation and benefits..............               123,394              82,266             9,900
   Communication and data processing...............               431,017             170,592            37,898
                                                          ------------------- ------------------ -------------------
Total cost of services.............................               603,090             309,089            47,998

Operating expenses:
   Marketing and advertising.......................             5,112,582           4,293,657            15,808
   Technology development..........................             2,216,311           1,096,594           801,560
   General and administrative......................             5,806,320           2,700,258         1,669,638
                                                          ------------------- ------------------ -------------------
Total operating expenses...........................            13,135,213           8,090,509         2,487,006

Equity in pretax income (loss) from operations of
   subsidiary .....................................            (6,759,855)          1,380,364        (9,283,446)
Equity in gain from settlement of litigation of
   subsidiary......................................               925,263                   -                 -
                                                          ------------------- ------------------ -------------------

Net loss...........................................         $ (18,264,897)      $  (6,763,497)    $ (11,818,450)
                                                          =================== ================== ===================


See notes to condensed financial information.

                               WEB STREET, INC.
                             (Parent Company Only)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Years ended December 31,
                                                          ----------------------------------------------------------
                                                                 2000               1999               1998
                                                          ------------------- ------------------ -------------------
Cash flows from operating activities:
   Net loss..........................................       $ (18,264,897)      $  (6,763,497)     $ (11,818,450)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Undistributed loss (earnings) of subsidiary...           5,834,592          (1,380,364)         9,283,446
       Depreciation and amortization.................           1,935,648             656,672            100,316
       Compensation and other expenses incurred
         through issuance of stock options and
         warrants....................................             583,677             527,114          1,273,082
       Provision for uncollectible accounts..........                 945                   -                  -
       Net deferred rent accretion (amortization)....              91,280              (4,296)           150,378
       Changes in operating assets and liabilities:
         Prepaid expenses and other assets...........             430,703          (1,021,669)          (753,157)
         Accounts payable............................             955,728           2,873,708             74,846
         Accrued expenses............................             435,505             294,239            787,440
                                                          ------------------- ------------------ -------------------
Net cash used in operating activities................          (7,996,819)         (4,818,093)          (902,099)

Cash flows used in investing activities:
   Purchases of property, equipment and software.....          (6,528,705)         (4,044,122)          (464,528)
   Capital contributed to subsidiary.................          (9,000,000)         (2,593,006)        (9,667,639)
                                                          ------------------- ------------------ -------------------
Cash used in investing activities....................         (15,528,705)         (6,637,128)       (10,132,167)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of
     issuance costs..................................                   -          48,065,937         11,224,466
   Redemption of preferred stock.....................                   -            (650,000)                 -
   Payment from (to) related party...................                   -             190,000           (190,000)
   Common stock issued from employee stock purchase
     plan............................................              52,116                   -                  -
   Proceeds from the exercise of stock options.......               9,647               3,005                  -
                                                          ------------------- ------------------ -------------------
Net cash provided by financing activities............              61,763          47,608,942         11,034,466
                                                          ------------------- ------------------ -------------------

Increase (decrease) in cash and cash equivalents.....         (23,463,761)         36,153,721                200
Cash and cash equivalents at beginning of year.......          36,153,921                 200                  -
                                                          ------------------- ------------------ -------------------
Cash and cash equivalents at end of year.............       $  12,690,160       $  36,153,921      $         200
                                                          =================== ================== ===================

Supplemental cash flow disclosure
Interest paid........................................       $       2,791       $           -      $           -

Significant non-cash transaction
Elimination of common stock put rights...............       $           -       $     624,375      $           -

See notes to condensed financial information.

                               WEB STREET, INC.
                             (Parent Company Only)

                   NOTES TO CONDENSED FINANCIAL INFORMATION


1. Basis of Presentation

The condensed financial information of Web Street, Inc. (the Parent Company) should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the 2000 Annual Report on Form 10-K. The Parent Company's investment in Web Street Securities, Inc. (the Subsidiary) is accounted for using the equity method of accounting.


2. Related Party Transactions


The Parent Company allocated $11,354,634 and $5,263,807 in shared costs to the Subsidiary during 2000 and 1999, respectively. Included in accounts payable at December 31, 2000 and 1999 is $1,272,898 and $1,057,896, respectively, that was due to the Subsidiary.

                                                                     Schedule II

                        WEB STREET, INC. AND SUBSIDIARY

                       QUALIFYING AND VALUATION ACCOUNTS


                                                              Additions
                                                     -----------------------------
                                     Balance at       Charged to      Charged to
                                     Beginning        Costs and         Other                           Balance at
                                      of Year         Expenses         Accounts       Deductions        End of Year
                                    -------------    ------------    -------------    -------------    -------------
Year ended
   December 31, 2000
   Allowance for doubtful
     accounts.................       $ 140,994        $601,216         $ 821,774 (a)    $548,957 (b)   $ 1,015,027

Year ended
   December 31, 1999
   Allowance for doubtful
     accounts.................       $       -        $415,625         $       -        $274,631 (b)   $   140,994

Year ended
   December 31, 1998
   Allowance for doubtful
     accounts.................       $       -        $275,886         $       -        $275,886 (b)   $         -


(a) Allowance for doubtful accounts held by former clearing broker on July 3, 2000 (date of conversion to self-clearing operations) previously accounted for by the Company under the direct write-off method.


(b)  Uncollectible accounts written off, net of recoveries.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2001.



WEB STREET, INC.





By /s/ Joseph J. Fox
  ---------------------------------

Joseph J. Fox, Co-Chairman of the
Board and Co-Chief Executive Officer





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March 2001.

Signature                                      Title
/s/ Joseph J. Fox                              Co-Chairman of the Board and Co-Chief Executive Officer
---------------------------                    (principal executive officer)
Joseph J. Fox

/s/ Avi Fox                                    Co-Chairman of the Board and Co-Chief Executive Officer
---------------------------
Avi Fox

/s/ Joseph A. Barr                             President, Chief Financial Officer and Treasurer (principal
---------------------------                    financial and accounting officer)
Joseph A. Barr

/s/ D. Jonathan Rosenberg                      Executive Vice President, Chief Operating Officer and Director
---------------------------
D. Jonathan Rosenberg

/s/ Frederic J. Graber                         Director
---------------------------
Frederic J. Graber

/s/ Jeffrey S. Stein                           Director
---------------------------
Jeffrey S. Stein

                                 EXHIBIT INDEX





     Exhibit
      Number                                Exhibit
--------------------------------------------------------------------------------

      2           Agreement and Plan of Merger dated March 19, 1998 between us,
                    Web Street Securities, Inc., an Illinois corporation, and Web Street Securities, Inc., a Delaware corporation ("Web Street Securities"), incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form S-1 (Reg. No. 333-85849) (the "IPO S-1").

      3.1         Registrant's Amended and Restated Certificate of
                    Incorporation, incorporated by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

      3.2         Registrant's Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 of the 1999 10-K.

      4           Specimen stock certificate representing common stock,
                    incorporated by reference to Exhibit 4 of the IPO S-1.

     10.1         Registrant's 1998 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the IPO S-1.

     10.2         Form of Option Agreement under our 1998 Stock Option Plan, incorporated by reference to Exhibit 10.2 of the IPO S-1.

     10.3         Form of Option Agreement prior to our 1998 Stock Option Plan, incorporated by reference to Exhibit 10.3 of the IPO S-1.

     10.4         Registrant's 1999 Stock Incentive Plan, incorporated by
                    reference to Exhibit 10.4 of the IPO S-1.

     10.5         Form of Option Agreement under Registrant's 1999 Stock
                    Incentive Plan, incorporated by reference to Exhibit 10.5 of the IPO S-1.

     10.6         Employment Agreement between Registrant and Joseph J. Fox, incorporated by reference to Exhibit 10.6 of the 1999 10-K.

     10.7         Employment Agreement between Registrant and Avi Fox,
                    incorporated by reference to Exhibit 10.7 of the 1999 10-K.

     10.8         Employment Agreement between Registrant and Joseph A. Barr, incorporated by reference to Exhibit 10.8 of the 1999 10-K.

     10.9         Employment Agreement between Registrant and Stuart A. Cohn, incorporated by reference to Exhibit 10.9 of the 1999 10-K.

     10.10        Employment Agreement between Registrant and William J. Mania, incorporated by reference to Exhibit 10.10 of the 1999 10-K.

     10.11        Employment Agreement between Registrant and D. Jonathan
                    Rosenberg, incorporated by reference to Exhibit 10.11 of the 1999 10-K.

     10.12        Form of Indemnification Agreement for Directors and Executive
                    Officers, incorporated by reference to Exhibit 10.12 of the IPO S-1.

     10.13        Joint Brokerage Agreement dated as of December 11, 1998
                    between Web Street Securities and ConSors Discount-Broker, incorporated by reference to Exhibit 10.13 of the IPO S-1.

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

     10.17        Letter Agreement dated January 28, 2000 between Web Street
                    Securities and U.S. Clearing Corp., incorporated by reference to Exhibit 10.17 of the 1999 10-K.

     10.18        Sublease Agreement dated April 15, 1998 between Registrant and
                    Western Diversified Life Insurance Company, incorporated by reference to Exhibit 10.17 of the IPO S-1.

     10.19        Joint Online Trading Agreement dated October 13, 1999 between
                    Registrant and Sun Hung Kai Online Limited, incorporated by reference to Exhibit 10.18 of the IPO S-1.

     10.20        Brokerage Arrangement Agreement dated August 13, 1999 between
                    Registrant and CB Corredores de Bolsa, S.A., incorporated by reference to Exhibit 10.19 of the IPO S-1.

     10.21        Business Loan Agreement effective as of March 7, 2000 between
                    Registrant and LaSalle Bank National Association and the related Promissory Note, incorporated by reference to
                    Exhibit 10.21 of the 1999 10-K.

     10.22        Co-operation Agreement dated as of January 17, 2000 between
                    Web Street Securities and ConSors Discount-Broker, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (the "March 31, 2000 10-Q").

     10.23        Master Services Agreement dated March 24, 2000 between Web
                    Street Securities and Securities Industry Software, a division of ADP Financial Information Services, Inc., incorporated by reference to Exhibit 10.2 of the March 31, 2000 10-Q.

     10.24        Sublease agreement dated October 31, 1999 between Web Street,
                    Inc. and ContiGroup Companies, Inc. for premises at 222 Riverside Plaza, Chicago, Illinois, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 the (the "June 30, 2000 10-Q").

     10.25        Dealers' Omnibus Options Clearing Agreement dated April 12,
                    2000 between Web Street Securities, Inc. and ABNoAMRO, Incorporated (Firm Transactions), incorporated by reference to Exhibit 10.2 of the June 30, 2000 10-Q.

     10.26        Dealers' Omnibus Options Clearing Agreement dated April 12,
                    2000 between Web Street Securities, Inc. and ABNoAMRO, Incorporated (Customer Transactions), incorporated by reference to Exhibit 10.3 of the June 30, 2000 10-Q.

     10.27        Web Street, Inc. 2000 Stock Plan, incorporated by reference to
                    Exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.

     10.28*       Form of Phantom Stock Agreement under Registrant's 1999 Stock
                    Incentive Plan.

     10.29*       Non-Negotiable Promissory Note between Registrant and Joseph
                    J. Fox.

     10.30*       Non-Negotiable Promissory Note between Registrant and Avi Fox.

     10.31*       Extension of Promissory Note dated March 16, 1999 between
                    Registrant and Joseph J. Fox.

     10.32*       Extension of Promissory Note dated March 16, 1999 between
                    Registrant and Avi Fox.

     10.33*       Amendment to Employment Agreement between Registrant and
                    Joseph J. Fox.

     10.34*       Amendment to Employment Agreement between Registrant and
                    Avi Fox.

     10.35*       Amendments to Employment Agreement between Registrant and
                    Joseph A. Barr.

     21           Subsidiaries, incorporated by reference to Exhibit 21 of the
                    IPO S-1.

     23*          Consent of Independent Public Accountants.

_________________________
* Filed herewith.