Form 10-Q
period 2001-03-31
WEB STREET INC //
filed 2001-05-11
CIK 1088348

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

                 For the Quarterly Period Ended: March 31, 2001

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

                                  ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's Common Stock outstanding as of May 8, 2001, was 25,918,727.

================================================================================

                                WEB STREET, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets as of March 31, 2001
            (unaudited) and December 31, 2000..............................    3
          Condensed Consolidated Statements of Operations (unaudited)
            for the three months ended March 31, 2001 and 2000.............    4
          Condensed Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 2001 and 2000.............    5
          Notes to Condensed Consolidated Financial Statements.............    6
  Cautionary Note Regarding Forward-Looking Statements.....................    9
  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   10
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.......   16

PART II - OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds........................   17
  Item 6. Ehibits and Reports on Form 8-K..................................   17

SIGNATURES.................................................................   18


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        WEB STREET, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,            December 31,
                                                                                       2001                  2000
                                                                                  ------------           ------------
                                  ASSETS                                           (Unaudited)
Cash and cash equivalents..................................................       $ 13,882,855           $ 25,501,668
Cash segregated under federal and other regulatory requirements............          9,225,000                900,000
Brokerage receivables, net.................................................         46,237,350             62,846,057
Property, equipment and software, net......................................          8,845,325              8,644,617
Deposits with clearing organizations.......................................            815,276              1,306,998
Prepaid expenses and other.................................................          2,447,539              1,761,858
                                                                                  ------------           ------------
Total assets...............................................................       $ 81,453,345           $100,961,198
                                                                                  ============           ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Brokerage payables........................................................      $ 55,559,300           $ 69,427,677
  Accounts payable..........................................................         2,956,982              3,582,414
  Accrued expenses..........................................................         1,246,060              2,370,242
  Deferred rent.............................................................           273,237                237,362
                                                                                  ------------           ------------
Total liabilities..........................................................         60,035,579             75,617,695

Commitments and contingencies

Stockholders' equity:
  Preferred stock ($.01 par value; 2,000,000 shares authorized; no shares
   issued and outstanding).................................................                 --                     --
  Common stock ($.01 par value, 100,000,000 shares authorized; 25,872,278 shares issued and outstanding at March 31, 2001 and 25,854,399 shares
   issued and outstanding at December 31, 2000)............................            258,723                258,544
  Additional paid-in capital...............................................         65,982,818             65,961,151
  Accumulated deficit......................................................        (44,823,775)           (40,876,192)
                                                                                  ------------           ------------
Total stockholders' equity.................................................         21,417,766             25,343,503
                                                                                  ------------           ------------
Total liabilities and stockholders' equity.................................       $ 81,453,345           $100,961,198
                                                                                  ============           ============

See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     Three months ended March 31,
                                                                                 ------------------------------------
                                                                                     2001                     2000
                                                                                  -----------             -----------
                                                                                             (Unaudited)
Revenues:
  Transaction revenue.....................................................       $ 4,147,718              $12,077,940
  Interest income.........................................................         1,364,473                  736,767
  Other revenue...........................................................           101,335                  242,727
                                                                                 -----------              -----------
                                                                                   5,613,526               13,057,434
  Interest expense........................................................          (364,877)                  (2,218)
                                                                                 -----------              -----------
Net revenues.............................................................          5,248,649               13,055,216

Cost of services:
  Clearance and execution.................................................         2,150,328                5,353,579
  Employee compensation and benefits......................................         1,374,666                  966,935
  Communication and data processing.......................................           738,609                  657,712
                                                                                 -----------              -----------
Total cost of services...................................................          4,263,603                6,978,226

Operating expenses:
  Marketing and advertising...............................................           588,128                5,591,869
  Technology development..................................................         1,693,064                  709,240
  General and administrative..............................................         2,651,437                3,567,845
                                                                                 -----------              -----------
Total operating expenses.................................................          4,932,629                9,868,954
                                                                                 -----------              -----------
Net loss.................................................................        $(3,947,583)             $(3,791,964)
                                                                                 ===========              ===========
Basic and diluted net loss per common share..............................             $(0.15)                  $(0.15)
                                                                                 ===========              ===========
Weighted-average common shares used in computation of basic and diluted
 net loss per common share...............................................         25,866,120               25,674,219
                                                                                 ===========              ===========

See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three months ended March 31,
                                                                                -------------------------------------
                                                                                    2001                      2000
                                                                                ------------              -----------
                                                                                              (Unaudited)
Cash flows from operating activities:
 Net loss................................................................       $ (3,947,583)             $(3,791,964)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.........................................            667,629                  411,080
   Compensation and other expenses incurred through issuance of stock
    options and warrants.................................................                  -                  233,174
   Provision (recovery) for uncollectible accounts, net..................            (13,745)                 112,228
   Net deferred rent accretion (amortization)............................             35,875                   (1,074)
   Changes in operating assets and liabilities:
     Cash segregated under federal and other regulatory requirements.....         (8,325,000)                       -
     Brokerage receivables...............................................         16,622,452               (1,732,665)
     Deposits with clearing organizations................................            491,722                   (1,139)
     Prepaid expenses and other assets...................................           (263,920)                (713,457)
     Brokerage payables..................................................        (13,868,377)                 169,947
     Accounts payable....................................................           (625,432)               1,042,617
     Accrued expenses....................................................         (1,124,182)                (908,342)
                                                                                ------------              -----------
Net cash used in operating activities....................................        (10,350,561)              (5,179,595)

Cash flows from investing activities:
 Purchases of property, equipment and software...........................           (865,088)              (2,003,707)
 Loans originated........................................................           (425,010)                       -
                                                                                ------------              -----------
Net cash used in investing activities....................................         (1,290,098)              (2,003,707)

Cash flows from financing activities:
 Common stock issued from employee stock purchase plan...................             21,846                        -
 Proceeds from the exercise of stock options.............................                  -                    2,352
                                                                                ------------              -----------
Net cash provided by financing activities................................             21,846                    2,352
                                                                                ------------              -----------

Decrease in cash and cash equivalents....................................        (11,618,813)              (7,180,950)
Cash and cash equivalents at beginning of period.........................         25,501,668               39,189,362
                                                                                ------------              -----------
Cash and cash equivalents at end of period...............................       $ 13,882,855              $32,008,412
                                                                                ============              ===========

Supplemental disclosures of cash flow information:
 Interest paid...........................................................       $    399,277              $     2,218

See notes to condensed consolidated financial statements.

                        WEB STREET, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of Web Street, Inc. and its wholly-owned subsidiary, Web Street Securities, Inc. (collectively, the Company), and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The Company's operations continue to be subject to certain risks and uncertainties, including those associated with: a brief operating history; losses from operations; and negative cash flows. The Company's management intends to mitigate these risk factors through courses of action that include: establishing additional customer relationships primarily through domestic and international partnerships; expansion of brokerage services offered; and expense reductions.

     Management believes that the Company's current cash and cash equivalents, supplemented with lease financing that we expect to be available, will be sufficient to meet the Company's anticipated cash needs for working capital, regulatory capital and capital expenditures for at least the next 12 months. However, during this period, the Company may need to seek additional capital in the private and/or public equity markets in order to support a higher level of growth, to respond to competitive pressures, to develop new products and services and to support new strategic partnership expenditures. After that 12-month period, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. If we receive additional funds through the issuance of equity securities, the Company's existing stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of the Company's common stock. Further, the Company may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. If we are unable to obtain additional financing when needed, or to do so on acceptable terms, the Company may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Web Street, Inc. annual report on Form 10-K for the year ended December 31, 2000.

     Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

                       WEB STREET, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. Brokerage Receivables and Payables

     Brokerage receivables and payables include amounts due on customer cash and margin transactions. Securities owned by customers are held as collateral for receivables. Such collateral is not recorded in the financial statements. The following table presents brokerage receivables and payables at March 31, 2001 and December 31, 2000:

                                                                            March 31,          December 31,
                                                                              2001                2000
                                                                          -----------          -----------
Brokerage Receivables
Receivables from customers..........................................      $40,898,169          $59,409,054
Fees and commissions receivable.....................................          866,464            1,236,229
Receivable from clearing organizations..............................          606,950              779,359
Deposits for securities borrowed....................................        4,766,100            2,261,800
Other...............................................................          114,694              174,642
Allowance for uncollectible accounts................................       (1,015,027)          (1,015,027)
                                                                          -----------          -----------
                                                                          $46,237,350          $62,846,057
                                                                          ===========          ===========
Brokerage Payables
Customer payables...................................................      $53,521,291          $58,313,672
Payable to broker-dealers...........................................          439,968              605,283
Fees, commissions and margin-sharing payments payable...............          140,141              354,712
Deposits for securities loaned......................................        1,457,900           10,154,010
                                                                          -----------          -----------
                                                                          $55,559,300          $69,427,677
                                                                          ===========          ===========

     At March 31, 2001 and December 31, 2000, the Company had borrowed securities with a market value of $4,517,530 and $2,072,216, respectively, to effect customers' securities transactions and had loaned customers' securities with a market value of $1,293,583 and $9,586,487, respectively.

3. Property, Equipment and Software

     Property, equipment and software, net at March 31, 2001 and December 31, 2000 consists of the following:

                                                                           March 31,           December 31,
                                                                             2001                  2000
                                                                          ----------           -----------
Hardware and equipment.............................................      $ 5,249,848            $ 5,288,069
Furniture and fixtures.............................................          687,612                666,327
Software...........................................................        3,394,876              3,040,721
Buildings and leasehold improvements...............................        3,587,694              3,067,518
Land and improvements..............................................           51,573                 48,149
                                                                          ----------            -----------
   Total cost......................................................       12,971,603             12,110,784
Accumulated depreciation...........................................       (4,126,278)            (3,466,167)
                                                                          ----------            -----------
                                                                         $ 8,845,325            $ 8,644,617
                                                                         ===========            ===========

                       WEB STREET, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. Commitments and Contingencies


     Web Street, Inc.'s aggregate future minimum lease payments on noncancelable leases expiring on various dates through July 2010 were approximately $16,545,000 at March 31, 2001. Cash and cash equivalents includes restricted balances of approximately $2,069,000 at March 31, 2001, related to letters of credit Web Street, Inc. has obtained and other collateral that provide credit enhancement on certain of its lease obligations. The required balances decline, as specified, over the lives of the related lease obligations.

     The Company has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, annual incentive compensation and severance payments in the event of termination of employment under defined circumstances, including a change in the Company's control.

     The Company is, from time to time, a party to certain legal actions arising in the ordinary course of business. Management does not believe that any such current matters, pending and threatened, individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

5. Related Party Transactions

     As of March 31, 2001 and December 31, 2000, the Company was owed approximately $740,000 and $315,000, respectively, from officers of the Company. Under unsecured promissory notes dated March 16, 1999, the Company loaned Joseph Fox and Avi Fox each $110,000 at an annual interest rate of 5%, originally to be repaid on or before March 16, 2001. On January 16, 2001, the Company loaned each of Messrs. Fox and Fox an additional $200,000 under unsecured promissory notes bearing interest at 6%. These additional borrowings are to be repaid, January 16, 2004. The terms of the notes dated January 16, 2001 provide that they and any other indebtedness by Messrs. Fox and Fox then outstanding are subject to forgiveness by the Company, plus an additional allowance for any resultant taxes that will be owed by Messrs. Fox and Fox, upon achievement of specified performance goals. On March 15, 2001, the maturity date of the notes dated March 16, 1999 due from Messrs. Fox and Fox was extended to March 16, 2003.

6. Stock Options

     During the three months ended March 31, 2001, the Company granted employees options to purchase 64,500 shares of its common stock. The weighted-average exercise price of options granted was $0.97 per share. During the same period, options previously granted to employees on 236,522 shares of the Company's common stock were forfeited or terminated. The weighted-average exercise price of options forfeited or terminated was $6.00 per share. No options were exercised during the three months ended March 31, 2001.

                       WEB STREET, INC. AND SUBSIDIARY

7. Regulatory Requirements

     As a registered broker-dealer, Web Street Securities is subject to the Uniform Net Capital Rule, rule 15c3-1 of the Securities and Exchange Commission (the "Rule"), which requires broker-dealers to maintain certain minimum net capital. Web Street Securities has elected to use the alternative method permitted by the Rule, which requires that it maintain minimum net capital, as defined, of 2% of aggregate debit balances arising from customer transactions, or $250,000, whichever is greater. At March 31, 2001, Web Street Securities had net capital of $5,120,097, which represented 11.3% of aggregate debit balances and which exceeded the minimum net capital requirements by $4,217,403.

     The Rule provides that equity capital may not be withdrawn and profit distributions may not be made if the resulting net capital would be less than 5% of aggregate debit balances.

     Cash of $9,225,000 has been segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission at March 31, 2001.

Cautionary Note Regarding Forward-Looking Statements

     Because we want to provide you with more meaningful and useful information, this quarterly report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. You can recognize many of these statements by looking for words such as "may," "will", "expect," "anticipate," "believe," "plan," "intend," "estimate," "potential," "foresee" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities in the remainder of 2001 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our dependence on retail trading, our ability to successfully manage our self-clearing operations, our need to maintain and increase our customer accounts, our ability to establish and maintain domestic and international relationships with strategic partners and relationships with content providers, intense price and other competition among companies providing online financial services, volatility in the securities markets, our ability to develop and enhance our services and products, risk of system failures, and existing and future regulations affecting the online brokerage industry or the Internet generally.

     We caution you not to place undue reliance on any forward-looking statements. For further information about these and other risks, uncertainties and factors that could affect Web Street's future results, performance, prospects and opportunities, please review the disclosure included under the captions "Business," "Our Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in Web Street's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion along with our consolidated financial statements and the related notes included in this quarterly report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements in 2001 and beyond may differ materially from those expressed in, or implied by, these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements."

     Overview

     We provide online brokerage services to individual investors, primarily in the United States and Europe, through our wholly owned subsidiary, Web Street Securities, Inc., a registered broker-dealer. Through our web site, located at www.webstreet.com, our customers can quickly execute equity, option and mutual fund trades at a low cost, and conveniently access real-time trading information, financial market data and account information.

     During April 2001 we launched our new direct access trading product, Web Street Direct(TM). Our Web Street Direct(TM) software enables our customers to intelligently route orders directly to the major electronic communications networks ("ECN's"), market makers or exchange floor of their choice. The advanced features of our direct access offering include real-time customizable watchlists, multiple Level II screens, time and sales reporting, sophisticated charting and alerts, and separate windows for managing trades and accounts. Web Street Direct(TM) utilizes a smart routing system, in which artificial intelligence is employed to search ECN's or market makers for the best price or the price desired. It also features low equity trade commissions, the lowest published margin rates in the industry, and 24/7 customer service. Web Street Direct(TM) is made available via a licensing agreement with Virtual Transaction Systems, Inc., a software provider headquartered in Englewood Cliffs, New Jersey. This product serves as an enhancement to our existing suite of investment, cash management, lending and insurance products.

     In conjunction with the launch of Web Street Direct(TM), we also announced our "Direct Rewards" program. Web Street Direct Rewards is designed to reward our most successful direct access traders by offering cash rewards to the traders who execute the greatest number of net profitable trades each month. The first monthly reward will be granted to May's top traders in June, after the first full calendar month of the program is completed.

     In January we opened our third Financial Services Center in downtown Denver's World Trade Center at 1675 Broadway. The Denver facility features state-of-the-art technology including Internet-enabled client workstations and multiple electronic display boards, tickers and television monitors with real-time quotes, headlines and indices for markets around the world. Also, during the quarter we partnered with Xigo, Inc. to provide Xigo's real-time personalized news and event briefs and technical alerts to our customers. Using this free alerting service, Web Street account holders can personalize and receive valuable investment information in time to more fully inform their investment decisions in a timely fashion.

     Results of Operations

     In the discussion below, we compare our results of operations for the three months ended March 31, 2001 and 2000. The following table shows for the periods presented (a) the percentage of net revenues represented by items on our condensed consolidated statements of operations and other operating data, and
(b) the percentage change in each item from the prior period.

                                                                       Percentage of Net Revenues
                                                                      ---------------------------
                                                                           Three months ended             Period-to-
                                                                               March 31,                    Period
                                                                      ---------------------------         Percentage
                                                                        2001               2000             Change
                                                                      --------           --------     ------------------
Revenues:
 Transaction revenue............................................           79 %               93 %           (66)%
 Interest income................................................           26                  6              85
 Other revenue..................................................            2                  1             (58)
                                                                     --------           --------
                                                                          107                100             (57)
 Interest expense...............................................           (7)                 -             n/m
                                                                     --------           --------
Net revenues....................................................          100                100             (60)
Cost of services:
 Clearance and execution........................................           41                 41             (60)
 Employee compensation and benefits.............................           26                  7              42
 Communication and data processing..............................           14                  5              12
                                                                     --------           --------
Total cost of services..........................................           81                 53             (39)
Operating expenses:
 Marketing and advertising......................................           11                 43             (89)
 Technology development.........................................           32                  6             139
 General and administrative.....................................           51                 27             (26)
                                                                     --------           --------
Total operating expenses........................................           94                 76             (50)
                                                                     --------           --------
Net loss........................................................          (75)%              (29)%             4
                                                                     ========           ========
Other Data:
Total trade executions..........................................      338,700            469,000             (28)
Average daily trade executions..................................        5,463              7,444             (27)
Total customer accounts /(1)(2)/................................      134,250            112,000              20
Total customer assets (millions of dollars) /(1)/...............     $    469           $  1,095             (57)
Total employees /(1)/...........................................          164                166              (1)

n/m  not meaningful
(1)  As of the end of each period presented.
(2) Represents open accounts, regardless of whether there have ever been any funds or securities in the account.

Revenues

     Net revenues decreased 60% to $5,249,000 in the first quarter of 2001, from $13,055,000 in the first quarter of 2000. Our transaction volumes and customer asset balances declined significantly from the first quarter of 2000. The year ago quarter represented the record quarter for both Web Street and industry-wide trading volumes that immediately preceded the dramatic market declines that began in April 2000. We executed an average of 5,463 trades per day in the three months ended March 31, 2001 compared to an average of 7,444 trades per day during the same period of 2000. Customer asset balances decreased to $469,000,000 at March 31, 2001 from $1,095,000,000 at March 31,
2000. However, during this period total customer accounts increased to 134,250 at March 31, 2001 from 112,000 at March 31, 2000.

  Transaction Revenue

     Transaction revenue decreased 66% to $4,148,000 in the first quarter of 2001, from $12,078,000 in the first quarter of 2000. Transaction revenue represented 79% of net revenue in the first three months of 2001, compared to 93% in the same period in 2000. Brokerage commissions increased to 66% of net revenues in the first quarter of 2001, from 49% in the first quarter of 2000, while order flow-related rebates decreased to 13% of net revenue in the first quarter of 2001 from 44% in the corresponding period in 2000. The decrease in the contribution to net revenues by transaction revenue and the change in transaction revenue mix between the three month periods ended March 31, 2001 and 2000 were due principally to two factors: (1) the April 30, 2000 expiration of our initial clearing agreement with our former clearing broker, which provided us with above-market payments for order flow, and (2) the July 3, 2000 conversion of our operations from fully-disclosed to self-clearing, which resulted in greater net interest income per account. For the three months ended March 31, 2001, equity transactions represented 90% and option transactions represented 10% of our total transaction volumes. This compares to 91% for equity transactions and 9% for option transactions for the three months ended March 31, 2000. Average transaction revenue decreased to $12.25 per trade in the first quarter of 2001 from $25.75 in the first quarter of 2000, primarily as a result of the decrease in average order flow-related payments per trade. Transaction revenue from our international partnerships, principally our agreement with ConSors Discount-Broker, represented approximately 34% of our net revenues in the first three months of 2001 compared to 23% of our net revenues in the first three months of 2000. We expect revenues from strategic partnerships to increase as a percentage of net revenues in the future.

  Interest Income and Interest Expense

     Interest income increased 85% to $1,364,000, or 26% of net revenue, in the first quarter of 2001, from $737,000, or 6% of net revenue, in the first quarter of 2000. The increases in both dollar and percentage-of-net-revenues terms are due to our conversion to self-clearing operations. Prior to July 3, 2000, we were paid a portion of the net interest earned on customer margin loans made by our former clearing broker. Upon our conversion to self-clearing operations last July, we began receiving the full amount of interest charged on customer margin balances and we also began directly incurring the costs of financing those balances. During the first quarter of 2001, our customer margin balances, which are included in brokerage receivables on our Condensed Consolidated Balance Sheets, yielded an average of 7.5%. The interest gained from conversion to self-clearing operations was partially offset by a decrease in interest earned on our corporate cash balances. Our average cash balances decreased from approximately $35.6 million during the first quarter 2000 to approximately $19.7 million during the first quarter 2001.

     Interest expense arises principally from two sources: (1) interest paid on customer free credit balances and (2) interest paid on collateral received from lending our customers' securities to other broker-dealers. To the extent possible we have financed our customers' margin balances from other customers' credit balances. Customer credit balances are included in brokerage payables on our Condensed Consolidated Balance Sheets. Where customer funds are not sufficient to fund customer margin balances, we have financed these margin balances from either our own cash or from securities transactions in which we have loaned customers' securities to other broker-dealers for a cash collateral deposit. The obligation to return the collateral deposited by broker-dealers that have borrowed our customers' securities is also included in brokerage payables on our Condensed Consolidated Balance Sheets. The blended cost of funds from paying our customers interest and paying interest on stock loans was approximately 2.6% in the first quarter of 2001. We expect net interest income to remain a significant percentage of net revenues in the future as a result of our conversion to self-clearing operations.

  Other Revenue

     Other revenue decreased 58% to $101,000 in the first quarter of 2001, from $243,000 in the first quarter of 2000. During the fourth quarter of 2000, we lowered the prices for our automatically updating real-time market data services to stimulate trading activity.

Cost of Services

     Total cost of services decreased 39% to $4,264,000 in the first quarter of 2001, from $6,978,000 in the comparable quarter of 2000. This decrease was due primarily to the decrease in the number of securities transactions we executed during the first quarter of 2001 compared to the corresponding period in 2000. However, cost of services was also strongly impacted by a decrease in average clearance and execution costs per trade, as discussed below.

  Clearance and Execution Costs

     Clearance and execution costs decreased 60% to $2,150,000 in the first three months of 2001, from $5,354,000 in the same period in 2000, primarily because of reductions in our cost to process a trade. Average clearance and execution costs per trade decreased 44% from $11.41 per trade in the first quarter of 2000 to $6.35 per trade in the first quarter of 2001 because of our conversion to self-clearing operations on July 3, 2000 and the resultant elimination of per-trade charges assessed by our former clearing broker. However, the reduction in direct clearance and execution costs from the elimination of ticket charges by our former clearing broker was partially offset by increases in various other clearance and execution costs directly associated with our conversion to self-clearing operations. Margin-sharing payments for trades directed to us under agreements with our partners that we also record as clearance and execution costs were relatively stable. Clearing and execution costs were also reduced to a lesser extent by the reduction in trading volume between the first quarter of 2001 and the corresponding period in 2000.

  Employee Compensation and Benefits

     Employee compensation and benefits increased 42% to $1,375,000 in the first quarter of 2001, from $967,000 in the first quarter of 2000. This increase resulted principally from the addition of the approximately 20 back office personnel needed to operate as a self-clearing broker-dealer. Furthermore, the personnel we have added to support the planned growth in our business and conversion to self-clearing operations have tended to be at higher compensation levels than we have historically experienced. In total, however, the number of employees directly involved in brokerage, customer service and technical support activities decreased to 96 at March 31, 2001 from 114 at March 31, 2000, as a result of recent cost reduction measures described below.

  Communication and Data Processing

     Communication and data processing costs increased 12% to $739,000 in the first quarter of 2001, from $658,000 in the first quarter of 2000. The largest increase was in Internet connectivity and data communications related to additional redundancy in the Internet connectivity that powers our web site, Internet connectivity for our new Financial Services Centers, data processing related to producing customer statements and communication between our data center in Illinois and our newly-constructed second data center in Arizona. We also incurred higher depreciation and rent expense for equipment, principally as a result of the leasing of equipment for the data center we are preparing to launch in Arizona. These increases were partially offset by savings in telecommunications.

Operating Expenses

     Total operating expenses fell 50% to $4,933,000 during the three months ended March 31, 2001, from $9,869,000 during the three months ended March 31, 2000. This decrease was due to lower levels of marketing and advertising spending. Since July 2000 we have increasingly optimized our self-clearing operations while significantly reducing our spending on marketing and advertising, as further discussed below. Additionally, in response to the continued weak market conditions during the first quarter of 2001, we began to take further steps necessary to bring our cost structure in line with current trading volumes and revenues. These expanded cost reduction measures are designed to eliminate excess capacity without affecting the quality of products and services that our customers have come to expect. Since December 31, 2000, we reduced our employee headcount by approximately 30 percent across all functions of the Company. We are in the process of consolidating our Deerfield, Illinois corporate office into our existing Chicago brokerage office and are taking steps to sublease the Deerfield space in order to reduce occupancy costs. During the second quarter of 2001 we are continuing to complete a thorough review of all of our other costs in order to achieve a significant reduction in the level of operating cash outflows compared to this past quarter ended March 31, 2001.

  Marketing and Advertising

     Marketing and advertising expenses decreased 89% to $588,000 in the first quarter of 2001, from $5,592,000 in the first quarter of 2000. During the fourth quarter of 1999, we began production of a new national advertising campaign designed to build brand name recognition, grow our customer base and gain market share, which we launched in February 2000 and ran through June 2000, principally in the print, television and radio mediums. In June 2000, in light of the market downturn and associated decline in retail trading activity, we curtailed national consumer advertising in favor of more targeted marketing initiatives, including business-to-business partnering and Financial Services Centers, domestically. Marketing and advertising in the first quarter of 2001, which consisted primarily of selected television and outdoor advertising, resulted in the addition of 2,850 accounts at an average acquisition cost per account of $206 for the quarter. We do not plan to significantly change our overall level of marketing and advertising expenditures in the near-term, although we will increase our focus on business-to-business marketing initiatives, cost-effective local advertising around our new Financial Services Centers, and very targeted marketing to promote our new Web Street Direct(TM) platform, including our innovative "Web Street Direct Rewards" program to reward our most successful Direct Access clients.

  Technology Development

     Technology development expenses increased 139% to $1,693,000 in the first quarter of 2001, from $709,000 in the same period in 2000. This increase was due primarily to an increase in the number of technology department employees and expenses related to software development by third parties to enhance our web site and expand our product and service offerings, which added approximately $511,000 of expense in 2001. Greater charges for depreciation of computer hardware and software, and rental of computer hardware also contributed to the increase by collectively adding $493,000 to technology development expenses in 2001. We expect to decrease technology development expenditures as a percentage of net revenues in the future, but they may fluctuate over time depending on the timing of future development projects.

  General and Administrative

     General and administrative expenses decreased 26% to $2,651,000 in the first quarter of 2001, from $3,568,000 in the first quarter of 2000. The primary contributor to this decrease was our conversion to self-clearing operations on July 3, 2000 and the cost we incurred in 2000 to effect this conversion. We incurred approximately $750,000 of start-up costs related to our self-clearing conversion during the quarter ended March 31, 2000. Additionally, we incurred lower compensation and benefits costs in the general and administrative category, as well as lower administrative and legal costs associated with being a public company and lower bad debts. These savings were partially offset by higher occupancy costs related to new space for our Financial Services Centers in Boston, Denver and San Francisco that we leased and built-out in 2000.

Liquidity and Capital Resources

     As of March 31, 2001, we had cash and cash equivalents of $13,883,000 and no bank debt. Our cash used in operating activities was $10,351,000 in the first quarter of 2001, compared to $5,180,000 in the first quarter of 2000. Our operating cash inflows consist principally of brokerage commissions and order flow-related payments collected, interest collected on customers' margin balances and on our cash balances, and other revenue received. Our operating cash outflows consist principally of clearing and execution costs, interest paid on customer free credit balances and stock loans, employee compensation and benefit costs, marketing and advertising costs, and general and administrative costs paid. Additionally, cash transactions affecting brokerage receivables and payables, which include deposits and withdrawals by customers, margin lending to customers, and borrowing and lending of securities, are also included in net operating cash flows. The increase in operating cash outflows for the first three months of 2001 compared to the same period in 2000 is attributable to a temporary imbalance between the funds required to support customer receivables and the funds obtained, which caused our customer payables and deposits for securities loaned to exceed our customer receivables by approximately $9 million at December 31, 2000. During the first quarter of 2001 loaned customer securities were recalled and the deposits for securities loaned were returned. The effects of this increase in cash outflow were partially offset by lower amounts paid for marketing and advertising, and other expenses, as discussed above.

     Cash used in investing activities decreased to $1,290,000 for the three months ended March 31, 2001, compared to $2,004,000 for the three months ended March 31, 2000. We continued to acquire, build or develop facilities, fixed assets and software for cash and under operating leases during the first three months of 2001 to support the future growth of our business. Cash expenditures for property, equipment and software were $865,000 during the first quarter of 2001. At March 31, 2001, our aggregate commitments under non-cancelable operating leases for facilities and equipment were $16,545,000. Cash flows related to operating leases are included in net cash provided by or used in operating activities. Additionally, during the first quarter of 2001 the Company made loans to officers of the Company of $425,000. See Note 5 to the Condensed Consolidated Financial Statements.

     On July 3, 2000, we completed our conversion to become a self-clearing broker-dealer. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in the execution of securities transactions. As a self-clearing broker-dealer we are responsible for the possession and control of customers' securities and other assets and the clearance of customers' securities transactions. To the extent possible, we have financed our customers' margin balances from other customers' free credit balances. Where customer funds are not sufficient to fund customer margin balances, we have financed these margin balances from either our own cash or from securities transactions in which we have loaned customers' securities to other broker-dealers for cash collateral deposit. On April 27, 2000, we established an $8 million line of credit with Harris Trust and Savings Bank. Borrowings on this line will be secured by customers' margin account securities and will bear interest at the federal funds rate plus 1.25%. Either party can cancel this borrowing arrangement with 60 days' prior notice. As of March 31, 2001 we had no outstanding borrowings under this credit line.

     Additionally, as a self-clearing broker-dealer we are required to maintain significantly higher minimum net capital than we did as a fully-disclosed broker-dealer prior to July 2000. The net capital rule provides that equity capital may not be withdrawn or profit distributions may not be made if the resulting net capital would be less than specified amounts. See Note 7 to the Condensed Consolidated Financial Statements.

     In the future, we may incur higher costs, particularly technology development, payroll, marketing and occupancy costs to grow our business and to continue to expand our existing systems and network of Financial Services Centers. However in the near-term, we anticipate decreased levels of spending in most areas of our operations, as well as on capital expenditures, in 2001.

     The Company's operations continue to be subject to certain risks and uncertainties, including those associated with: a brief operating history; losses from operations; and negative cash flows. The Company's management intends to mitigate these risk factors through courses of action that include: establishing additional customer relationships primarily through domestic and international partnerships; expansion of brokerage services offered; and expense reductions.

     We believe that our current cash and cash equivalents, supplemented with lease financing that we expect to be available, will be sufficient to meet our anticipated cash needs for working capital, regulatory capital and capital expenditures for at least the next 12 months. However, during this period, we may need to seek additional capital in the private and/or public equity markets in order to support a higher level of growth, to respond to competitive pressures, to develop new products and services and to support new strategic partnership expenditures. After that 12-month period, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financing, strategic relationships or other arrangements. If we receive additional funds through the issuance of equity securities, our existing stockholders may experience significant dilution and these equity securities may have rights, preferences or privileges senior to those of our common stock. Further, we may not be able to obtain additional financing when needed or on terms favorable to our stockholders or us. If we are unable to obtain additional financing when needed, or to do so on acceptable terms, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

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

                          PART II--OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On November 16, 1999, our registration statements on Form S-1 (File No. 333-85849 and File No. 333-91087) relating to the initial public offering (IPO) of our common stock were declared effective by the SEC. After payment of the underwriting discount of $3,228,225 and expenses of $1,911,082, we received net proceeds of $40,978,193 from the offering. We have used approximately $12.3 million to market our online brokerage services and other financial services and products, approximately $7.7 million for the acquisition, construction or development of property, equipment and software, and approximately $7.1 million for working capital and general corporate purposes. We have invested the remaining net proceeds, pending their use, in short-term, investment grade, interest-bearing obligations.

Item 6.   Exhibits and Reports on Form 8-K.

     a)  We are not filing any exhibits with this quarterly report.

     b)  Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 11, 2001            By:   /s/ JOSEPH J. FOX
                                    -----------------
                                    Joseph J. Fox
                                    Co-Chief Executive Officer and Co-Chairman
                                    of the Board (principal executive officer)

Date: May 11, 2001            By:   /s/ JOSEPH A. BARR
                                    ------------------
                                    Joseph A. Barr
                                    President, Chief Financial Officer and
                                    Treasurer (principal financial and
                                    accounting officer)